Form 10KSB
period 2005-09-30
Trafalgar Resources, Inc.
filed 2006-01-13
CIK 1310630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       September 30, 2005
                                     -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       1-32522
                                            ----------

                            Trafalgar Resources, Inc.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Utah                                        91-0974149
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

P.O. Box 2017, Sandy, Utah               84091-2017
---------------------------------------- ----------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (801) 747-2225
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                  Class "A" Voting Common Stock, no par value
                  -------------------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ] (2) Yes[X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant's shares trade on the pink sheet with no ask and only a bid price. The bid on January 3, 2006, was $1.01 giving the shares held by non-affiliates a market value of $253,424.

As of January 3, 2006, the Registrant had 5,250,915 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

BUSINESS
--------

The Company was incorporated under the laws of the state of Utah on October 25, 1972, under the name of Electronic Agricultural Machinery Development Corporation. In 1974, the Company changed its name to Zenith Development Corporation. In 1980, the Company changed its name to Alternative Energy Resources, Inc. In 2004, the Company changed its name to Trafalgar Resources, Inc.

Initially, the Company sought to develop and market inventions, including an asparagus harvester, a hot water saving device and a gas alert signal. Ultimately, none of the inventions were successful and they were abandoned. The Company ceased to conduct any business and has not conducted any business during the last three years.

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

The Company is not currently conducting any business, nor has it conducted any business for several years. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid. The Company does not employ any employees.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

                  ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis in the office of its principal shareholder, Anthony Brandon Escobar. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business. Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor has it formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2005.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the "Pink Sheets" under the symbol "ATER." Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters. Although the Company's common stock is quoted on the "Pink Sheets," it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
September 2005            $   0.02        $  0.02
June 2005                 $   0.02        $  0.02
March 2005                $   0.02        $  0.02

December 2004             $   0.02        $  0.02
September 2004            $   0.02        $  0.02
June 2004                 $   0.02        $  0.02
March 2004                $   0.02        $  0.02

At January 3, 2006, the bid price for the Company's Common Stock was $1.01 with no ask. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At January 3, 2006, the Company had approximately 233 shareholders.

Recent Sales of Unregistered Securities

On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class "A" Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

Anthony Brandon Escobar - 4,937,500 shares for $39,500 Sean Escobar - 31,250 shares for $250 Anthony Coletti - 31,250 shares for $250

This sale of the Company's common stock was for the purpose of raising operating capital for the Company.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable. Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2005, the Company had $15,635 in cash and liabilities of $526. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2005, the Company had $12,216 in expenses related to maintaining its corporate status, paying accounting and legal fees. Expenses were higher than in previous years as the Company completed audits and accounting work and filed documents with the Securities and Exchange Commission to be a reporting issuer. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2005, the Company had a net loss of $12,314 compared to a loss of $6,065 for the year ended September 30, 2004.

Since inception the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS
---------------------

The Company has not had any revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.

                     ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                   ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14c and 15d- 14c of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   ITEM 8B.  OTHER INFORMATION

None

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth as of January 3, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position                   Director of Officer Since
   ----           ---      --------                   -------------------------
Anthony B. Escobar 31      President and                       2004
                            Director

Sean Escobar       25      Vice President and
                            Director                          2004

Anthony Coletti    35      Secretary and
                            Treasurer and Director            2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 31, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications. Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies. Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 25, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004. In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 35, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing. Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

Anthony Brandon Escobar and Sean Escobar are brothers and Anthony Coletti is the brother-in-law to Anthony Brandon Escobar and Sean Escobar.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The three directors of the Company each filed their form 3 late. The Company is not aware of any other late reports filed by officers, directors and ten percent shareholders.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2005, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Anthony B. Escobar  2005   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2004    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Spencer Kim Haws    2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-

President and CEO
-----------------

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September, 2005, 2004, and 2003. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

The Company's management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider's stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

     Bonuses and Deferred Compensation

      None.

     Compensation Pursuant to Plans.

      None.

     Pension Table

      None.
     Other Compensation

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 3, 2006, the name and the number of shares of the Company's Common Stock, no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,915 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of                  Name of             Amount and Nature of     Percentage
Class            Beneficial Owner        Beneficial Ownership(1)   of Class
-----            ----------------        --------------------     ----------
Class "A" Voting  Anthony Brandon Escobar       4,937,500           94.03%
Common Stock      President
                  8124 S. Grambling Way
                  Sandy, Utah 84094

OFFICERS AND DIRECTORS:

Class "A" Voting  Anthony Brandon Escobar    ----------See Above----------
Common Stock

Class "A" Voting  Sean Escobar                     31,250           00.59%
Common Stock      Vice President
                  10344 Silver Willow Dr.
                  Sandy, Utah 84070

Class "A" Voting  Anthony Coletti                  31,250           00.59%
Common Stock      Secretary/Treasurer
                  7036 Derek Hollow Cove
                  Midvale, Utah 84047

All Officers
and Directors
as a Group (3 person)                            5,000,000           95.22%


(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During the fiscal year ended September 30, 2005, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class "A" Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

     Anthony Brandon Escobar - 4,937,500 shares for $39,500 Sean Escobar - 31,250 shares for $250 Anthony Coletti - 31,250 shares for $250

This sale of the Company's common stock was for the purpose of raising operating capital for the Company. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

     INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                  Page
-----------------                                                  ----

Report of Independent Registered Public Accounting Firm             F-1

Balance Sheet                                                       F-2
Statements of Operations                                            F-3

Statements of Shareholders' Equity                                  F-4

Statements of Cash Flows                                            F-5

Notes to Financial Statements                                       F-6

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS. The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document                     Location
-------     ---------   -----------------                  -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporation           Incorporated
                                                            by reference*

 3.02           3       Bylaws                              Incorporated
                                                            by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate           This Filing

31.01          31       CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002        This Filing

31.02          31       CFO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002        This Filing

32.01           32      CEO Certification pursuant to
                        section 906                          This Filing

32.02           32      CFO Certification pursuant to
                        Section 906                          This Filing


* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 1-32522.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $4,000 and $3,600 for each of the years ending September 30, 2005 and 2004.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $500 and $500.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              Trafalgar Resources, Inc.


Date: January 11, 2006       By: /s/  Anthony Brandon Escobar
                                 Anthony Brandon Escobar, President and
                                 Director
                                (Principal Executive Officer)



                             By:  /s/ Anthony Coletti
                                   ---------------------------------------
                                  Anthony Coletti, Principal Accounting
                                    Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                      Date
---------                         -----                      ----
/s/ Anthony Brandon Escobar
---------------------------
Anthony Brandon Escobar         Director                  January 11, 2006

/s/ Sean Escobar
--------------------            Director                  January 11, 2006
Sean Escobar

/s/ Anthony Coletti
--------------------            Director                  January 11, 2006
Anthony Coletti

                                 Smith & Company
           A Professional Corporation of Certified Public Accountants

                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Trafalgar Resources, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. (a Utah corporation) as of September 30, 2005, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2005 and 2004, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2005 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2005, and the results of its operations, shareholders' equity, and its cash flows for the years ended September 30, 2005 and 2004, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ Smith & Company


                                  Certified Public Accountants
Salt Lake City, Utah
November 16, 2005



          4764 South 900 East, Suite 1 Salt Lake City, Utah 84117-4977
               Telephone: (801) 281-4700 Facsimile: (801) 281-4701
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                            TRAFALGAR RESOURCES, INC.

                                  BALANCE SHEET


                                                                                                  September 30,
                                                                                                      2005
                                                                                               -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                                      $          15,635
     Prepaid expenses                                                                                          0
                                                                                               -----------------

                                                  TOTAL CURRENT ASSETS                                    15,635
                                                                                               -----------------

                                                                                               $          15,635
                                                                                               =================

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                          $             426
     Payable to officer                                                                                        0
     Income taxes payable                                                                                    100
                                                                                               -----------------

                                             TOTAL CURRENT LIABILITIES                                       526

     Contingent liabilities (Note 4)                                                                           0
                                                                                               -----------------

                                                     TOTAL LIABILITIES                                       526

SHAREHOLDERS' EQUITY

     Common stock no par value, 100,000,000
         shares authorized: 5,250,915
              shares issued at September 30, 2005                                                        137,413
     Retained Deficit                                                                                   (122,304)
                                                                                               -----------------

                                            TOTAL SHAREHOLDERS' EQUITY                                    15,109
                                                                                               -----------------

                                                                                               $          15,635
                                                                                               =================

                       See Notes to Financial Statements.
                                      F-2

                            TRAFALGAR RESOURCES, INC.

                            STATEMENTS OF OPERATIONS



                                                        Period from
                                                        re-entering
                                                         development
                                                         stage to                         Year Ended
                                                         September 30,                   September 30,
                                                            2005                  2005                2004
                                                     ------------------    ------------------  -----------------
Income                                               $                2    $                2  $               0
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     2                     2                  0

Expenses:
   General and Administrative                                    18,181                12,216              5,965
                                                     ------------------    ------------------  -----------------
                                                                 18,181                12,216              5,965
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES               (18,179)              (12,214)            (5,965)

                       PROVISION FOR INCOME TAXES                   200                   100                100
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $          (18,379)   $          (12,314) $          (6,065)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                                      $             (.00) $            (.02)
   Weighted average number of common
     shares outstanding (Note 2)                                                    5,250,915            250,915
                                                                           ==================  =================


                       See Notes to Financial Statements.
                                      F-3

                            TRAFALGAR RESOURCES, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
 Period from re-entering development stage to September 30, 2005 and years ended
                           September 30, 2005 and 2004





                                                            Common Stock             Retained
                                                        Shares          Amount        Deficit
                                                   --------------    ------------  -------------
Balances at September 30, 2003                            250,915    $     97,413  $    (103,925)
     Net loss for year                                                                    (6,065)
                                                   --------------    ------------  -------------
Balances at September 30, 2004                            250,915          97,413       (109,990)

Stock Issued for Cash                                   5,000,000          40,000
     Net loss for year                                                                   (12,314)
                                                   --------------    ------------  -------------

Balances at September 30, 2005                          5,250,915    $    137,413  $    (122,304)
                                                   ==============    ============  =============



                       See Notes to Financial Statements.
                                      F-4

                            TRAFALGAR RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS




                                                   Period from re-entering
                                                     development stage to                Year Ended
                                                     September 30,                      September 30,
                                                            2005                  2005                2004
                                                     ------------------    ------------------  -----------------

OPERATING ACTIVITIES
   Net (loss)                                        $          (18,379)   $          (12,314) $          (6,065)
   Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
       Interest - non-cash                                            0                     0                282

   Changes in operating assets and liabilities:
       Prepaid expenses                                               0                     0                  0
       Accounts payable                                          (4,843)                 (406)            (4,437)
       Income taxes payable                                      (1,143)               (1,324)               181
                                                     ------------------    ------------------- -----------------
                             NET CASH REQUIRED BY
                             OPERATING ACTIVITIES               (24,365)              (14,044)           (10,039)

FINANCING ACTIVITIES
     Loans                                                            0               (10,321)            10,039
     Stock sold                                                  40,000                40,000                  0
                                                     ------------------    ------------------  -----------------
                             NET CASH PROVIDED BY
                             FINANCING ACTIVITIES                40,000                29,679             10,039
                                                     ------------------    ------------------  -----------------

                                     NET INCREASE
                                          IN CASH                15,635                15,635                  0

                      CASH AT BEGINNING OF PERIOD                     0                     0                  0
                                                     ------------------    ------------------  -----------------

                            CASH AT END OF PERIOD    $           15,635    $           15,635  $               0
                                                     ==================    ==================  =================

                              CASH PAID FOR TAXES    $            1,424    $            1,424  $               0
                                                     ==================    ==================  =================

                           CASH PAID FOR INTEREST    $              490    $              376  $               0
                                                     ==================    ==================  =================


                       See Notes to Financial Statements.
                                       F-5

                            TRAFALGAR RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


NOTE 1:  ORGANIZATION AND HISTORY

Organization
The Company was incorporated in the State of Utah on October 25, 1972 as Electronic Agricultural Machinery Development Corporation. On January 25, 1974 the name was changed to Zenith Development Corporation. On April 17, 1980 the name was changed to Alternative Energy Resources, Inc. ("AER")

On April 6, 2004 the name was changed to Trafalgar Resources, Inc.

Nature of Operations
In 1972 the Company was originally organized for the purpose of inventing and developing a selective asparagus harvester. The fourth prototype demonstrated in 1976 was very successful. In 1977 the harvester was licensed to Acurex Corporation of Mountain View California ("Acurex"). Acurex continued to develop the machine for about four years, investing more than one million dollars in the project. However, migrant farm workers have been plentiful and there has been little motivation for the asparagus growers to mechanize. Because of this Acurex lost interest in the project and as time passed, all of the Acurex employees with any knowledge of the harvester moved on to other employment. Since 1983 their minimum royalty obligations to the Company have not been met and Acurex has lost its exclusive right to manufacture and sell the product. Since that time AER has continued to develop the harvester by making it smaller and less expensive to manufacture. Significant progress was made during the harvest of 1988 by updating it with the latest electronic sensing technology. Field testing was done in May and June of 1989 which was very successful. In the spring of 1995 the Asparagus Growers Commission had a study done on four different technologies by Battelle Memorial Institute Pacific Northwest Laboratories. However, an economic study of these technologies done by Washington State University determined that none of the technologies including the Haws Harvester were profitable.

In 1979 the Hot Water Saver was invented. This is an energy conservation measure that slowly pushes the unused heat, that remains in the pipes after each hot water draw, back into the water heater tank. Two U.S. patents, and one worldwide patent were issued to Kim Haws which he assigned to AER. After five years of research and development including a study by the Battelle Memorial Institute funded by the U.S. Department of Energy, the Company licensed this technology to Metlund Enterprises of Stockton, California. Several thousand of these units were sold by Metlund but as the energy conservation efforts subsided sales dropped and Metlund went out of business.

In 1984 the Gas Alert Signal was invented. It is a flashing or beeping knob that clamps on the valve handle of a compressed gas cylinder. It is used to open and close the valve and reminds the user to close the valve when gas is not being used. One U.S. patent was issued in May, 1987. In 1985, AER designed and manufactured 500 audio units and sold them while test marketing the product. In October, 1987, the Company entered into a licensing agreement with Benzco Inc. of LeGrand Oregon ("Benzco"). One of the most obvious marketing channels for this product is welding supply distributors. However, the Company encountered resistance from such distributors because a significant part of their income is derived from the sale of compressed gas and this product would dramatically reduce its consumption. Benzco found it a real challenge to penetrate this market through other channels. They have since discontinued production and are no longer in business. None of the products have been successful. All of the patents relating to these products have expired.

The Company is currently looking for new business opportunities.

The Company re-entered the development stage on October 1, 2003.

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2005 and 2004



NOTE 1:  ORGANIZATION AND HISTORY (continued)

Going Concern Items
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company's continued existence is dependent on its ability to generate sufficient cash flow to cover operating expenses, to repay its obligations and to invest in future operations. Management has prepared the following plan to address the Company's ability to continue as a going concern.

The Company intends to look for a new business venture.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Risk
The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, " Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, prepaid expenses, accounts payable and payable to officer approximate fair value due to their short-term nature.

Income Taxes
Income taxes consist of federal income and state franchise taxes. The Company has elected a September 30 fiscal year-end for both accounting and income tax purposes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No.109 (SFAS No. 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes.

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2005 and 2004



NOTE  2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Common Share
Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2005 and 2004, there were no common stock equivalents. Therefore, the basic and fully diluted income (loss) per share is the same in 2005 and 2004.

Basic and fully diluted net loss per common share, calculated in accordance with SFAS 128, were $(.00) and $(.02) for the years ended September 30, 2005 and 2004 respectively. Weighted average common shares outstanding were 5,250,915, and 250,915 for years ended September 30, 2005 and 2004, respectively.

Revenue Recognition
Revenues are recognized on the accrual basis when services are performed.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred.

New Accounting Pronouncements

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments, and therefore no impact will be made on the financial statements of the Company.

In November 2004, the FASB issued Statement No. 151, "Inventory Costs". SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". SFAS No. 153 confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of non-monetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements, as the Company has no immediate plans for the exchange of non-monetary assets.

 In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2005 and 2004

an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) may have an adverse effect on its results of operations in the future, should the Company choose to compensate its employees with equity instruments of the Company.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The effective date for the Company is for fiscal years beginning after December 15, 2005.

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2005 and 2004


NOTE 3:  INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


The income tax expense (benefit) for the year ending September 30, differs from the amount computed at the federal statutory rates as follows:

                                                       2005            2004
                                                 ----------    ------------
     Income tax expense (benefit) at
       federal statutory rate of 35%             $   (4,275)   $     (2,088)
     State taxes                                        100             100
     Valuation allowance                              4,275           2,088
                                                 ----------    ------------
                                                 $      100    $        100
                                                 ==========    ============

Deferred tax assets for the year ending September 30 are composed primarily of the following:

     Net Operating Loss Carryforward       $    8,575
     Valuation allowance                       (8,575)
                                           ----------
                                           $        0
                                           ==========

At September 30, 2005, the Company had a net operating loss carry forward of approximately $24,500 that may be offset against future taxable income through 2025. These losses will start to expire in the year 2011 through 2025. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in 2005 by approximately $4,275.

NOTE 4:  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, legal matters pending, or liabilities at September 30, 2005 other than as disclosed in the financial statements.

NOTE 5:     RELATED PARTY TRANSACTIONS

The Company paid interest in the amounts of $ 94 and $ 282 to the Company's President for the years ended September 30, 2005 and 2004 respectively for money advanced to the Company.