Form 10QSB
period 2005-12-31
Trafalgar Resources, Inc.
filed 2006-02-17
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: December 31, 2005

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   1-32522
                                             -------

                            Trafalgar Resources, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Utah                                          91-0974149
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

 P.O. Box 2017, Sandy, Utah 84091-2017
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 (801) 747-2225
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X    No          (2) Yes X   No
        ---     ---             ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
         Title of Class                           Number of Shares Outstanding
                                                  as of February 15, 2006

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            Trafalgar Resources, Inc.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                            Trafalgar Resources, Inc.
                                  BALANCE SHEET



                                                                                                   December 31,
                                                                                                      2005
                                                                                               -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                                      $          14,087
     Prepaid expenses                                                                                          0
                                                                                               -----------------

                                                  TOTAL CURRENT ASSETS                                    14,087
                                                                                               -----------------

                                                                                               $          14,087
                                                                                               =================

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                          $           1,060
     Payable to officer                                                                                        0
     Income taxes payable                                                                                      0
                                                                                               -----------------

                                             TOTAL CURRENT LIABILITIES                                     1,060

     Contingent liabilities                                                                                    0
                                                                                               -----------------

                                                     TOTAL LIABILITIES                                     1,060

SHAREHOLDERS' EQUITY

     Common stock no par value, 100,000,000
         shares authorized; 5,250,915
         shares issued at December 31, 2005                                                              137,413
     Retained Deficit                                                                                   (103,925)
     Defict from re-entering development stage                                                           (20,461)
                                                                                               -----------------

                                           TOTAL SHAREHOLDERS' EQUITY                                     13,027
                                                                                               -----------------

                                                                                               $          14,087
                                                                                               =================

                            Trafalgar Resources, Inc.
                            STATEMENTS OF OPERATIONS



                                                     Period from re-entering
                                                     development stage to           Three Months Ended
                                                        December 31,                   December 31,
                                                            2005                  2005                2004
                                                     ------------------    ------------------  -----------------
Income                                               $                2    $                0  $               0
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     2                     0                  0

Expenses:
   General and Administrative                                    20,263                 2,082              5,074
                                                     ------------------    ------------------  -----------------
                                                                 20,263                 2,082              5,074
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES               (20,261)               (2,082)            (5,074)

                       PROVISION FOR INCOME TAXES                   200                     0                  0
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $          (20,461)   $           (2,082) $          (5,074)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                                      $             (.00) $            (.00)
                                                                           ==================  =================
   Weighted average number of common
     shares outstanding (Note 2)                                                    5,250,915          5,250,915
                                                                           ==================  =================

                            Trafalgar Resources, Inc.
                            STATEMENTS OF CASH FLOWS


                                                     Period from re-entering
                                                       Development stage to           Three Months Ended
                                                           December 31,                   December 31,
                                                              2005                   2005              2004
                                                     ----------------------    ---------------    ---------------
OPERATING ACTIVITIES
   Net (loss)                                        $              (20,461)   $        (2,082)   $        (5,074)
   Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
       Interest - non-cash                                                0                  0                  0

   Changes in operating assets and liabilities:
       Prepaid expenses                                                   0                  0                  0
       Accounts payable                                              (4,209)               634                959
       Income taxes payable                                          (1,243)              (100)              (900)
                                                     ----------------------    ---------------    ---------------

                          NET CASH REQUITED BY
                          OPERATING ACTIVITIES                      (25,913)            (1,548)            (5,015)

FINANCING ACTIVITIES
     Loans                                                                0                  0            (10,246)
     Stock sold                                                      40,000                  0             40,000
                                                     ----------------------    ---------------    ---------------

                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES                       40,000                  0             29,754
                                                     ----------------------    ---------------    ---------------

               NET INCREASE (DECREASE) IN CASH                       14,087             (1,548)            24,739

                   CASH AT BEGINNING OF PERIOD                            0             15,635                  0
                                                     ----------------------    ---------------    ---------------

                         CASH AT END OF PERIOD       $               14,087    $        14,087    $        24,739
                                                     ======================    ===============    ===============

                           CASH PAID FOR TAXES       $                1,424    $             0    $             0
                                                     ======================    ===============    ===============

                        CASH PAID FOR INTEREST       $                  490    $             0    $             0
                                                     ======================    ===============    ===============

                            Trafalgar Resources, Inc.
                    Notes to Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered a development stage enterprise as defined in SFAS 7 because since October 1, 2003, it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Unaudited information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2005, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.


Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.



Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period.



Income taxes

The Company has not had any income in prior periods and therefore, no income taxes were paid. Management has determined that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Revenue recognition

The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

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

In November 2004, the FASB issued Statement No. 151, "Inventory Costs". This Statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that Statement No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". This Statement confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of non-monetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The effective date for the Company is for fiscal years beginning after December 15, 2005. The Company believes that Statement No. 154 will have no significant impact on the financial statements.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

Business of the Company
-----------------------

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The Company is in the process of looking for potential business ventures. As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future. The Company's management does not expect to remain involved as management of any acquired business.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2005, the Company had $14,087 in cash and liabilities of $1,060. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the three months ended December 31, 2005, the Company had $2,082 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2005, the Company had a net loss of $2,082 compared to a loss of $5,074 for the three months ended December 31, 2004.

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

RESULTS OF OPERATIONS
---------------------

The Company has not had any significant revenue since reentering the development stage. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Trafalgar's disclosure controls and procedures are adequate.

     b) Changes in Internal Controls.
        -----------------------------

     There were no significant changes in Trafalgar's internal controls, or other factors, that could significantly affect the Company's controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.


                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.

ITEM 2. CHANGES IN SECURITIES
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  OTHER INFORMATION
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
        ---------

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4   Specimen Stock Certificate         Incorporated
                                                       by reference*

31.01          31   CEO certification Pursuant
                    to 18 USC Section 1350, as
                    adopted pursuant to Section 302
                    of Sarbanes-Oxley Act of 2002      This Filing

31.02          31   CFO certification Pursuant
                       to 18 USC Section 1350, as
                     adopted pursuant to Section 302
                    of Sarbanes-Oxley Act of 2002      This Filing

32.01           32  CEO Certification pursuant to
                    section 906                        This Filing

32.02           32  CFO Certification pursuant to
                    Section 906                        This Filing

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-23502.

(b) Reports on Form 8-K.
        --------------------

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Trafalgar Resources, Inc.
                                      [Registrant]



Dated: February 17, 2006              By:  /s/  Anthony Brandon Escobar
                                         Anthony Brandon Escobar, President
                                         (Principal Executive Officer)



                                      By: /s/  Anthony Coletti
                                         Anthony Coletti, Principal Accounting
                                         Officer