Form 10QSB
period 2006-03-31
Trafalgar Resources, Inc.
filed 2006-05-10
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: March 31, 2006

[] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(1) Yes X No (2) Yes X No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
         Title of Class                           Number of Shares Outstanding
                                                  as of May 1, 2006

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            Trafalgar Resources, Inc.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                            TRAFALGAR RESOURCES, INC.
                          (A Development Stage Company)
                            BALANCE SHEET (Unaudited)



                                                                                                    March 31,
                                                                                                      2006
                                                                                               -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                                      $           8,960
                                                                                               -----------------

                                                  TOTAL CURRENT ASSETS                                     8,960
                                                                                               -----------------

                                                                                               $           8,960
                                                                                               =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                                          $               0
                                                                                               -----------------

                                             TOTAL CURRENT LIABILITIES                                         0

SHAREHOLDERS' EQUITY
     Common stock no par value, 100,000,000
        shares authorized; 5,250,915
        shares issued at March 31, 2006                                                                  137,413
     Retained Deficit                                                                                   (103,925)
     Deficit from re-entering development stage                                                          (24,528)
                                                                                               -----------------

                                             TOTAL SHAREHOLDERS' EQUITY                                    8,960
                                                                                               -----------------

                                                                                               $           8,960
                                                                                               =================

                            TRAFALGAR RESOURCES, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                  Period from
                                                                                                                  re-entering
                                                                                                                   development
                                                Three Months Ended                Six Months Ended                  stage to
                                                    March 31,                        March 31,                      March 31,
                                             2006               2005             2006              2005               2006
                                        --------------    --------------    --------------    --------------    ---------------
Income                                  $            0    $            0    $            0    $            0    $             2
Cost of Sales                                        0                 0                 0                 0                  0
                                        --------------    --------------    --------------    --------------    ---------------

GROSS PROFIT                                         0                 0                 0                 0                  2

Expenses
  Gen and Admin                                  4,067             3,519             6,149             8,593             24,330
                                        --------------    --------------    --------------    --------------    ---------------

                                                 4,067             3,519             6,149             8,593             24,330
                                        --------------    --------------    --------------    --------------    ---------------

(LOSS) BEFORE TAXES                             (4,067)           (3,519)           (6,149)           (8,593)           (24,328)

PROVISION FOR TAXES                                  0                 0                 0                 0                200
                                        --------------    --------------    --------------    --------------    ---------------

          NET (LOSS)                    $       (4,067)   $       (3,519)   $       (6,149)   $       (8,593)   $       (24,528)
                                        ==============    ==============    ==============    ==============    ===============

(LOSS) PER COMMON SHARE
Basic and fully diluted loss
   per weighted average common
   share outstanding                    $         (.00)   $        (0.00)   $        (0.00)   $        (0.00)

Weighted average number of common
   Shares outstanding (Note 2)               5,250,915         5,250,915         5,250,915         5,250,915
                                        ==============    ==============    ==============    ==============

                            TRAFALGAR RESOURCES, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Period from
                                                                                          re-entering
                                                                                          development
                                                               Six Months Ended           stage to
                                                                   March 31,                March 31,
                                                              2006            2005            2006
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
     Net (Loss)                                           $     (6,149)   $     (8,593)   $    (24,528)

Changes in operating assets and liabilities:
     Accounts Payable                                             (426)          2,553          (5,269)
     Income taxes payable                                         (100)           (900)         (1,243)
                                                          ------------    ------------    ------------
                       NET CASH REQUIRED BY
                       OPERATING ACTIVITIES                     (6,675)         (6,940)        (31,040)

FINANCING ACTIVITIES
     Loans                                                           0         (10,321)              0
     Stock Sold                                                      0          40,000          40,000
                                                          ------------    ------------    ------------

                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES                          0          29,679          40,000
                                                          ------------    ------------    ------------

                               NET INCREASE
                         (DECREASE) IN CASH                     (6,675)         22,739           8,960
                                                          ------------    ------------    ------------

                CASH AT BEGINNING OF PERIOD                     15,635               0               0
                                                          ------------    ------------    ------------

                      CASH AT END OF PERIOD               $      8,960    $     22,739    $      8,960
                                                          ============    ============    ============

                        CASH PAID FOR TAXES               $        100    $        900    $      1,424
                                                          ============    ============    ============

                     CASH PAID FOR INTEREST               $          0    $          0    $        490
                                                          ============    ============    ============

                            TRAFALGAR RESOURCES, INC.
                          (A Development State Company)
                    Notes to Financial Statements (Unaudited)

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered a development stage enterprise as defined in SFAS 7 because since October 1, 2003, it has not commenced operations that have resulted in significant revenue, and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

                            TRAFALGAR RESOURCES, INC.
                          (A Development State Company)
               Notes to Financial Statements (Unaudited) continued

Note 1: Summary of Significant Accounting Policies (continued)

Income taxes

The Company has not had any income in prior periods. All income taxes paid are the result of the yearly minimum tax due by the State of Utah. Management has determined that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

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

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". This Statement confirms that exchanges of non-monetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of non-monetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company has not assessed the impact of this pronouncement on future possible operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. The Company has not assessed the impact of this pronouncement on future possible operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2006, the Company had $8,960 in cash and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the six months ended March 31, 2006, the Company had $6,149 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the six months ended March 31, 2006, the Company had a net loss of $6,149 compared to a loss of $8,593 for the six months ended March 31, 2005.

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

                           Trafalgar Resources, Inc.
                                  [Registrant]



Dated: March 10, 2006      By: /s/ Anthony Brandon Escobar
                              Anthony Brandon Escobar, President
                                 (Principal Executive Officer)



                           By: /s/ Anthony Coletti
                              Anthony Coletti, Principal Accounting Officer