Form 10QSB
period 2006-06-30
Trafalgar Resources, Inc.
filed 2006-08-14
CIK 1310630

1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: June 30, 2006

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

                                 (801) 748-1114
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No (2) Yes X No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
         Title of Class                           Number of Shares Outstanding
                                                  as of August 1, 2006

2
                          PART I FINANCIAL INFORMATION

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

                            TRAFALGAR RESOURCES, INC.
                            BALANCE SHEET (Unaudited)



                                                                                                    June 30,
                                                                                                      2006
                                                                                               -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                                      $           7,731
     Prepaid expenses                                                                                          0
                                                                                               -----------------
                                                  TOTAL CURRENT ASSETS                                     7,731
                                                                                               -----------------

                                                                                               $           7,731
                                                                                               =================

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                          $               0
     Payable to officer                                                                                        0
     Income taxes payable                                                                                      0
                                                                                               -----------------
                                             TOTAL CURRENT LIABILITIES                                         0
                                                                                               -----------------

     Contingent liabilities                                                                                    0
                                                                                               -----------------
                                                     TOTAL LIABILITIES                                         0

SHAREHOLDERS' EQUITY

     Common stock no par value, 100,000,000
         shares authorized; 5,250,915
         shares issued at June 30, 2006                                                                  137,413
     Retained Deficit                                                                                   (103,925)
      Deficit from re-entering development stage                                                         (25,757)
                                                                                               -----------------
                                           TOTAL SHAREHOLDERS' EQUITY                                      7,731
                                                                                               -----------------

                                                                                               $           7,731
                                                                                               =================


                       See Note to Financial Statements.

                            TRAFALGAR RESOURCES, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                   Period from
                                                                                                    10/1/2003
                                                                                                  (re-entering
                                                                                                   development
                                Three Months Ended                Nine Months Ended                 stage) to
                              June 30,         June 30,          June 30,          June 30           June 30,
                                2006             2005              2006              2005              2006
                           --------------   --------------    --------------    --------------   ---------------
Income                     $            0   $            2    $            0    $            2   $             2
Cost of Sales                           0                0                 0                 0                 0
                           --------------   --------------    --------------    --------------   ---------------

GROSS PROFIT                            0                2                 0                 2                 2

Expenses
  Gen and Admin                     1,229            1,198             7,378             9,791            25,559
                           --------------   --------------    --------------    --------------   ---------------
                                    1,229            1,198             7,378             9,791            25,559
                           --------------   --------------    --------------    --------------   ---------------

(LOSS) BEFORE TAXES                (1,229)          (1,196)           (7,378)           (9,789)          (25,557)

PROVISION FOR TAXES                     0                0                 0                 0               200
                           --------------   --------------    --------------    --------------   ---------------

         NET (LOSS)        $       (1,229)  $       (1,196)   $       (7,378)   $       (9,789)  $       (25,757)
                           ==============   ==============    ==============    ==============   ===============

(LOSS) PER COMMON SHARE
Basic and fully diluted
loss per weighted
average common share
outstanding                $        (0.00)  $        (0.00)   $        (0.00)   $        (0.00)
                           ==============   ==============    ==============    ==============

Weighted average number
 of common Shares
 outstanding (Note 1)           5,250,915        5,250,915         5,250,915         5,250,915
                           ==============   ==============    ==============    ==============



                       See Note to Financial Statements.

                           TRAFALGAR RESOURCES, INC.
                              CASH FLOW STATEMENTS
                                  (Unaudited)



                                                                                           Period from
                                                                                             10/1/2003
                                                                                           (re-entering
                                                                                            development
                                                           Nine Months Ended                  stage) to
                                                       June 30,          June 30,             June 30,
                                                         2006              2005                 2006
                                                   --------------    --------------        --------------
OPERATING ACTIVITIES
  Net (Loss)                                       $       (7,378)   $       (9,789)       $      (25,757)
  Adjustments to reconcile net (loss) to
    net cash required by opera activities:
        Interest - non cash                                     0                 0                     0
Changes in operating assets and liabilities:
    Prepaid Expenses                                            0                 0                     0
    Accounts Payable                                         (426)             (164)               (5,269)
    Income taxes payable                                     (100)             (900)               (1,243)
                                                   --------------    --------------        --------------
                  NET CASH REQUIRED BY
                  OPERATING ACTIVITIES                     (7,904)          (10,853)              (32,269)

FINANCING ACTIVITIES
  Loans                                                         0           (10,321)                    0
   Stock Sold                                                   0            40,000                40,000
                                                   --------------    --------------        --------------
                     NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                       0            29,679                40,000
                                                   --------------    --------------        --------------

                                  NET INCREASE
                                      INC CASH             (7,904)           18,826                 7,731

        CASH AT BEGINNING OF PERIOD                $       15,635    $            0        $            0
                                                   --------------    --------------        --------------

                 CASH AT END OF PERIOD             $        7,731    $       18,826        $        7,731
                                                   ==============    ==============        ==============

                         CASH PAID FOR TAXES       $          100    $          900        $        1,424
                                                   ==============    ==============        ==============

                 CASH PAID FOR INTEREST            $            0    $            0        $          490
                                                   ==============    ==============        ==============

                       See Note to Financial Statements.

                            TRAFALGAR RESOURCES, INC.
                    Note to Financial Statements (Unaudited)
                                  June 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30, 2006, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

                            TRAFALGAR RESOURCES, INC.
               Note to Financial Statements (Unaudited) Continued
                                  June 30, 2006


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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securities financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

                            TRAFALGAR RESOURCES, INC.
               Note to Financial Statements (Unaudited) Continued
                                  June 30, 2006

In March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2006, the Company had $7,731 in cash and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the nine months ended June 30, 2006, the Company had $7,378 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the nine months ended June 30, 2006, the Company had a net loss of $7,378 compared to a loss of $9,789 for the nine months ended June 30, 2005. For the three months ended June 30, 2006, the Company had expenses of $1,229 which were similar to the $1,198 in expenses for the three months ended June 30, 2005.

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

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.
        -------------------------------------------------

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Trafalgar's disclosure controls and procedures are adequate.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.
            ---------

Item 4. Instruments Defining the Rights of Security Holders

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

                           Trafalgar Resources, Inc.
                           [Registrant]



Dated: August 7, 2006       By: /s/ Anthony B. Escobar
                              Anthony Brandon Escobar, President
                              (Principal Executive Officer)



                              By: /s/ Anthony Coletti
                              Anthony Coletti, Principal Accounting
                              Officer