Form 10KSB
period 2006-09-30
Trafalgar Resources, Inc.
filed 2006-12-29
CIK 1310630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       September 30, 2006
                                     -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       1-32522
                                            ----------

                            Trafalgar Resources, Inc.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Utah                                        91-0974149
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

6867 South 700 West, Suite A, Midvale, Utah         84047
------------------------------------------------- ---------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code: (801) 748-1114
                                               ---------------
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

  State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant's shares trade on the pink sheet with no ask and only a bid price. The bid on December 26, 2006, was $1.55 giving the shares held by non-affiliates a market value of $388,940.

As of December 26, 2006, the Registrant had 5,250,929 shares of common stock issued and outstanding.

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

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2006.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the "Pink Sheets" under the symbol "TFLG." Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters. Although the Company's common stock is quoted on the "Pink Sheets," it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
September 2006            $2.00           $1.50
June 2006                 $2.00           $0.99
March 2006                $1.01           $0.05

December 2005             $1.01           $0.10
September 2005            $0.02           $0.02
June 2005                 $0.02           $0.02
March 2005                $0.02           $0.02

December 2004             $0.02           $0.02

September 2004            $0.02           $0.02
June 2004                 $0.02           $0.02
March 2004                $0.02           $0.02

At December 26, 2006, the bid price for the Company's Common Stock was $1.55 with no ask. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 26, 2006, the Company had approximately 232 shareholders.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2006. On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class "A" Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2006, the Company had $4,911 in cash and liabilities of $100. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2006, the Company had $10,198 in expenses related to maintaining its corporate status, paying accounting and legal fees. Expenses were higher than in previous years as the Company completed audits and accounting work and filed documents with the Securities and Exchange Commission to be a reporting issuer. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2006, the Company had a net loss of $10,298 compared to a loss of $12,314 for the year ended September 30, 2005.

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

a) On or about January 1, 2006, Smith & Company, the principal accountant for Trafalgar Resources, Inc. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company dismissed Smith & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountant for the Company's fiscal year ending September 30, 2006 and the interim periods for 2005 and 2006. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.
None of the reports of Smith & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Smith & Company, for the two most recent fiscal years and any subsequent interim period through January 18, 2006 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Smith & Company has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Smith & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Smith & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended September 30, 2005.

(b) On or about January 18, 2006 the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit the Registrant's financial statements as successor to Smith & Company. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

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

                   ITEM 8B.  OTHER INFORMATION

None

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth as of December 26, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position               Director of Officer Since
   ----           ---      --------               -------------------------
Anthony B. Escobar 32      President and                  2004
                            Director

Sean Escobar       26      Vice President and
                            Director                      2004

Anthony Coletti    36      Secretary and
                            Treasure and Director         2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 32, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications. Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies. Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 26, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004. In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 36, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing. Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2006, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Anthony B. Escobar  2006   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
President and CEO
                    2005    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Spencer Kim Haws    2004    -0-     -0-       -0-         -0-      -0-     -0-       -0-

President and CEO
-----------------

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September, 2006, 2005, and 2004. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 26, 2006, the name and the number of shares of the Company's Common Stock, no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,929 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During the fiscal year ended September 30, 2006, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class "A" Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
        Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $5,250 and $4,600 for each of the years ending September 30, 2006 and 2005.

2) Audit-Related Fees. $0 and $0. 3) Tax Fees. $500 and $500. 4) All Other Fees. $0.
5) Not applicable. 6) Not Applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              Trafalgar Resources, Inc.


Date: December 28, 2006       By: /s/ Anthony B. Escobar
                                 --------------------------------------
                                 Anthony Brandon Escobar, President and
                                 Director
                                (Principal Executive Officer)



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


Signature                         Title                      Date
---------                         -----                      ----
/s/ Anthony B. Escobar
--------------------
Anthony Brandon Escobar         Director                  December 28, 2006

/s/ Sean Escobar
--------------------            Director                  December 28, 2006
Sean Escobar

/s/ Anthony Coletti
--------------------            Director                  December 28, 2006
Anthony Coletti

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Trafalgar Resources, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. ( a Utah development stage company) as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2006, and the results of its operations, changes in stockholders' equity and its cash flows for the years ended September 30, 2006 and 2005, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants
Salt Lake City, Utah
October 23, 2006

                      5296 South Commerce Drive, Suite 300
                        Salt Lake City, Utah 84107-5370
                            Telephone: (801)281-4700
                            Fascimile: (801) 281-4701
                                 www.cpaone.net

                            TRAFALGAR RESOURCES, INC.

                                  BALANCE SHEET


                                                                             September 30,
                                                                                 2006
                                                                             ----------
ASSETS

CURRENT ASSETS
     Cash                                                                    $    4,911
     Prepaid expenses                                                                 0
                                                                             ----------

                                                 TOTAL CURRENT ASSETS             4,911
                                                                             ----------

                                                                             $    4,911
                                                                             ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        $        0
     Payable to officer                                                               0
     Income taxes payable                                                           100
                                                                             ----------

                                            TOTAL CURRENT LIABILITIES               100

     Contingent liabilities (Note 4)                                                  0
                                                                             ----------

                                                    TOTAL LIABILITIES                 0

SHAREHOLDERS' EQUITY

     Common stock no par value, 100,000,000
         shares authorized; 5,250,929
             shares issued at September 30, 2006                                137,413
     Retained Deficit                                                          (103,925)
      Deficit from re-entering development stage                                (28,677)
                                                                             ----------

                                          TOTAL SHAREHOLDERS' EQUITY              4,811
                                                                             ----------

                                                                             $    4,911
                                                                             ==========

           See Accountants' Report and Notes to Financial Statements.

                            TRAFALGAR RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                 re-entering
                                                                        Year     Ended           development stage to
                                                              September 30,     September 30,     September 30,
                                                                   2006              2005              2006
                                                              --------------    --------------   ---------------
Income                                                        $            0    $            2   $             2
Cost of Sales                                                 $            0    $            0   $             0
                                                              --------------    --------------   ---------------

GROSS PROFIT                                                               0                 2                 2

Expenses
  Gen and Admin                                                       10,198            12,216            28,379
                                                              --------------    --------------   ---------------
                                                                      10,198            12,216            28,379
                                                              --------------    --------------   ---------------

(LOSS) BEFORE TAXES                                                  (10,198)          (12,214)          (28,377)

PROVISION FOR TAXES                                                      100               100               300
                                                              --------------    --------------   ---------------
         NET (LOSS)                                           $      (10,298)   $      (12,314)  $       (28,677)
                                                              --------------    --------------   ---------------

(LOSS) PER COMMON SHARE Basic and fully diluted loss
 per weighted average common share outstanding                $        (0.00)   $        (0.00)

Weighted average number of common
   Shares outstanding (Note 2)                                     5,250,929         5,250,929
                                                              --------------    --------------


           See Accountants' Report and Notes to Financial Statements.

                            TRAFALGAR RESOURCES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
               (DEFICIT) Period from re-entering development stage
                      to September 30, 2006 and years ended
                           September 30, 2005 and 2006



                                                                                         Deficit
                                                                                          from
                                                                                       re-entering
                                              Common Stock            Retained         Development
                                          Shares        Amount         Deficit            Stage
                                      -------------   -------------   -------------   -------------
Balances at September 30, 2004              250,929   $      97,413   $    (103,925)  $      (6,065)
      Stock issued for cash               5,000,000          40,000
     Net loss for year                                                                      (12,314)
                                      -------------   -------------   -------------   -------------

Balances at September 30, 2005            5,250,929         137,413        (103,925)        (18,379)
     Net loss for year                                                                      (10,298)
                                      -------------   -------------   -------------   -------------

Balances at September 30, 2006            5,250,929   $     137,413   $    (103,925)  $     (28,677)
                                      =============   =============   =============   =============



           See Accountants' Report and Notes to Financial Statements.

                            TRAFALGAR RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                         Period from
                                                                                         re-entering
                                                                                         development
                                                         Year           Ended             Stage to
                                                     September 30,    September 30,     September 30,
                                                         2006              2005             2006
                                                   --------------    --------------   ---------------
OPERATING ACTIVITIES
  Net (Loss)                                       $      (10,298)   $      (12,314)  $       (28,677)
  Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
        Interest - non cash                                     0                 0                 0

Changes in operating assets and liabilities:
    Prepaid Expenses                                            0                 0                 0
    Accounts Payable                                         (426)             (406)           (5,269)
    Income taxes payable                                        0            (1,324)           (1,143)
                                                   --------------    --------------   ---------------
                  NET CASH REQUIRED BY
                  OPERATING ACTIVITIES                    (10,724)          (14,044)          (35,089)

FINANCING ACTIVITIES
  Loans                                                         0           (10,321)                0
   Stock Sold                                                   0            40,000            40,000
                                                   --------------    --------------   ---------------
                     NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                       0            29,679            40,000
                                                   --------------    --------------   ---------------

                       NET INCREASE /(DECREASE)
                                       IN CASH            (10,724)           15,635             4,911

     CASH AT BEGINNING OF PERIOD                   $       15,635    $            0   $             0
                                                   --------------    --------------   ---------------

                 CASH AT END OF PERIOD             $        4,911    $       15,635   $         4,911
                                                   ==============    ==============   ===============

                      CASH PAID FOR TAXES          $          100    $        1,424   $         1,524
                                                   ==============    ==============   ===============

                 CASH PAID FOR INTEREST            $            0    $          376   $           490
                                                   ==============    ==============   ===============

           See Accountants' Report and Notes to Financial Statements.

                            TRAFALGAR RESOURCES, INC.

                          Notes to Financial Statements
                           September 30, 2006 and 2005

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

The Company is currently looking for new business opportunities. Management intends to provide working capital loans as needed.

The Company re-entered the development stage on October 1, 2003.

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2006 and 2005



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

The Company intends to look for a new business venture. Management has committed to provide working capital loans as needed.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

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

                           September 30, 2006 and 2005



NOTE  2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Common Share
Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2006 and 2005, there were no common stock equivalents. Therefore, the basic and fully diluted income (loss) per share is the same in 2006 and 2005.

Basic and fully diluted net loss per common share, calculated in accordance with SFAS 128, were $(.00) and $(.00) for the years ended September 30, 2006 and 2005 respectively. Weighted average common shares outstanding were 5,250,929, and 5,250,929 for years ended September 30, 2006 and 2005, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for

                            TRAFALGAR RESOURCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           September 30, 2006 and 2005

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

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The effective date for the Company is for fiscal years beginning after December 15, 2005. The Company believes that SFAS No. 154 will have no significant impact on the financial statements.

                            TRAFALGAR RESOURCES, INC.

                           September 30, 2006 and 2005


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


The income tax expense (benefit) for the year ending September 30, differs from the amount computed at the federal statutory rates as follows:

                                                       2006            2005
                                                 ----------    ------------
     Income tax expense (benefit) at
       federal statutory rate of 35%             $   (3,569)   $     (4,275)
     State taxes                                        100             100
     Valuation allowance                              3,569           4,275
                                                 ----------    ------------
                                                 $      100    $        100
                                                 ==========    ============

Deferred tax assets for the year ending September 30 are composed primarily of the following:

     Net Operating Loss Carryforward       $   12,144
     Valuation allowance                      (12,144)
                                           ----------
                                           $        0
                                           ==========

At September 30, 2006, the Company had a net operating loss carry forward of approximately $34,800 that may be offset against future taxable income through 2026. These losses will start to expire in the year 2011 through 2026. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in 2006 by approximately $3,569.

NOTE 4:  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, legal matters pending, or liabilities at September 30, 2006 other than as disclosed in the financial statements.

NOTE 5:     RELATED PARTY TRANSACTIONS

The Company paid interest in the amounts of $ 0 and $ 94 to the Company's President for the years ended September 30, 2006 and 2005 respectively for money advanced to the Company.