Form 10QSB
period 2006-12-31
Trafalgar Resources, Inc.
filed 2007-02-20
CIK 1310630

1
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: December 31, 2006

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

                       PO Box 2017, Sandy, Utah 84091-2017
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

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

(1) Yes X No (2) Yes X No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
         Title of Class                           Number of Shares Outstanding
                                                  as of February 15, 2007

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

                            TRAFALGAR RESOURCES, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                                                                   December 31,
                                                                                                      2006
                                                                                               -----------------
ASSETS
CURRENT ASSETS
     Cash                                                                                      $           3,811
     Prepaid expenses                                                                                          0
                                                                                               -----------------

                                                  TOTAL CURRENT ASSETS                                     3,811
                                                                                               -----------------

                                                                                               $           3,811
                                                                                               =================

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                          $           2,200
     Payable to officer                                                                                        0
     Income taxes payable                                                                                      0
                                                                                               -----------------

                                             TOTAL CURRENT LIABILITIES                                     2,200

     Contingent liabilities (Note 4)                                                                           0
                                                                                               -----------------

                                                     TOTAL LIABILITIES                                     2,200

SHAREHOLDERS' EQUITY

     Common stock no par value, 100,000,000
         shares authorized; 5,250,915
                           shares issued at December 31, 2006                                            137,413
     Retained Deficit                                                                                   (103,925)
      Defict from re-entering development stage                                                          (31,877)
                                                                                               -----------------

                                           TOTAL SHAREHOLDERS' EQUITY                                      1,611
                                                                                               -----------------

                                                                                               $           3,811
                                                                                               =================

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                  Period from re-entering
                                                     development stage
                                                            to                       Three Months Ended
                                                         December 31,                   December 31,
                                                            2006                  2006                2005
                                                     ------------------    ------------------  -----------------
Income                                               $                2    $                0  $               0
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     2                     0                  0

Expenses:
   General and Administrative                                    31,579                 3,200              2,082
                                                     ------------------    ------------------  -----------------
                                                                 31,579                 3,200              2,082
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES               (31,577)               (3,200)            (2,082)

                       PROVISION FOR INCOME TAXES                   300                     0                  0
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $          (31,877)   $           (3,200) $          (2,082)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                                      $             (.00) $            (.00)
                                                                           ==================  =================
   Weighted average number of common
     shares outstanding (Note 2)                                                    5,250,915          5,250,915
                                                                           ==================  =================

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                        Period from
                                                        re-entering
                                                      Development stage
                                                              to               Three Months Ended
                                                         December 31,              December 31,
                                                            2006                2006           2006
                                                     ------------------    -----------     -----------
OPERATING ACTIVITIES
   Net (loss)                                        $          (31,877)   $    (3,200)    $    (2,082)
   Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
       Interest - non-cash                                            0              0               0

   Changes in operating assets and liabilities:
       Prepaid expenses                                               0              0               0
       Accounts payable                                          (3,069)         2,200             634
       Income taxes payable                                      (1,243)          (100)           (100)
                                                     ------------------    -----------     -----------
                        NET CASH REQUIRED BY
                        OPERATING ACTIVITIES                    (36,189)        (1,100)         (1,548)

FINANCING ACTIVITIES
     Loans                                                            0              0              (0)
     Stock sold                                                  40,000              0               0
                                                     ------------------    -----------     -----------

                        NET CASH PROVIDED BY
                         FINANCING ACTIVITES                     40,000              0               0
                                                     ------------------    -----------     -----------

             NET INCREASE (DECREASE) IN CASH                      3,811         (1,100)         (1,548)

                 CASH AT BEGINNING OF PERIOD                          0          4,911          15,635
                                                     ------------------    -----------     -----------

                       CASH AT END OF PERIOD         $            3,811    $     3,811     $    14,087
                                                     ==================    ===========     ===========

                         CASH PAID FOR TAXES         $            1,524    $         0     $         0
                                                     ==================    ===========     ===========

                      CASH PAID FOR INTEREST         $              490    $         0     $         0
                                                     ==================    ===========     ===========

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2006, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.


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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom has significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2006, the Company had $3,811 in cash and liabilities of $2,200. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company.

For the three months ended December 31, 2006, the Company had $3,200 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2006, the Company had a net loss of $3,200 compared to a loss of $2,082 for the three months ended December 31, 2005.

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

                                      Trafalgar Resources, Inc.
                                      [Registrant]



Dated: February 19, 2006              By:  /S/ Anthony B. Escobar
                                         Anthony Brandon Escobar, President
                                         (Principal Executive Officer)



                                      By:  /s/ Anthony Coletti
                                         Anthony Coletti, Principal Accounting
                                         Officer