Form 10QSB
period 2007-03-31
Trafalgar Resources, Inc.
filed 2007-05-21
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

     For the Quarter Ended: March 31, 2007

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

(1) Yes X     No       (2) Yes X    No
        ---     ---          ---     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class AA@ Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
     Title of Class                              Number of Shares Outstanding
                                                        as of May 14, 2007

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

                            TRAFALGAR RESOURCES, INC.
                                  BALANCE SHEET
                                    UNAUDITED


                                                                        March 31,
                                                                          2007
                                                                   -----------------
ASSETS

CURRENT ASSETS
     Cash                                                          $           9,231
     Prepaid expenses                                                              0
                                                                   -----------------
                               TOTAL CURRENT ASSETS                            9,231
                                                                   -----------------

                                                                   $           9,231
                                                                   =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Interest payable - related party (Note 2)                     $              39
     Income taxes payable                                                          0
                                                                   -----------------
                                TOTAL CURRENT LIABILITIES                         39

     Note Payable - related party (Note 2)                                    10,000
     Contingent liabilities                                                        0
                                                                   -----------------
                                TOTAL LIABILITIES                             10,039

SHAREHOLDERS' DEFICIT

     Common stock no par value, 100,000,000
         shares authorized; 5,250,915 shares
         issued at March 31, 2007                                            137,413
     Retained Deficit                                                       (103,925)
     Deficit from re-entering development stage                              (34,296)
                                                                   -----------------
                                TOTAL SHAREHOLDERS' DEFICIT                     (808)
                                                                   -----------------

                                                                   $           9,231
                                                                   =================

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                         Period from
                                                         re-entering
                                                      development stage
                                                             to
                                                          March 31,             Three Months Ended March 31,
                                                            2007                  2007                2006
                                                     ------------------    ------------------  -----------------
Income                                               $                2    $                0  $               0
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     2                     0                  0

Expenses:
   General and Administrative                                    33,998                 2,419              4,067
                                                     ------------------    ------------------  -----------------
                                                                 33,998                 2,419              4,067
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES               (33,996)               (2,419)            (4,067)

                       PROVISION FOR INCOME TAXES                   300                     0
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $          (34,296)   $           (2,419) $          (4,067)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                                      $             (.00) $            (.00)
                                                                           ==================  =================
   Weighted average number of common
     shares outstanding (Note 1)                                                    5,250,915          5,250,915
                                                                           ==================  =================

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                         Period from
                                                         re-entering
                                                      development stage
                                                             to
                                                          March 31,             Six Months Ended March 31,
                                                            2007                  2007                2006
                                                     ------------------    ------------------  -----------------
Income                                               $                2    $                0  $               0
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     2                     0                  0

Expenses:
   General and Administrative                                    33,998                 5,619              6,149
                                                     ------------------    ------------------  -----------------
                                                                 33,998                 5,619              6,149
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES               (33,996)               (5,619)            (6,149)

                       PROVISION FOR INCOME TAXES                   300                     0                  0
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $          (34,296)   $           (5,619) $          (6,149)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                                      $            (.00)  $            (.00)
                                                                           =================   =================
   Weighted average number of common
     shares outstanding (Note 1)                                                   5,250,915           5,250,915
                                                                           =================   =================

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Period from
                                                         re-entering
                                                      development stage
                                                              to
                                                            March 31,              Six Months Ended March 31,
                                                            2007                  2007                2006
                                                     ------------------    ------------------  -----------------
OPERATING ACTIVITIES
   Net (loss)                                        $          (34,296)   $           (5,619) $          (6,149)
   Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
       Interest - non-cash                                           39                    39                  0

   Changes in operating assets and liabilities:
       Accounts payable                                          (5,269)                    0               (426)
       Income taxes payable                                      (1,243)                 (100)              (100)
                                                     ------------------    ------------------  -----------------
                        NET CASH REQUIRED BY
                        OPERATING ACTIVITIES                    (40,769)               (5,680)            (6,675)

FINANCING ACTIVITIES
     Loans                                                       10,000                10,000                 (0)
     Stock sold                                                  40,000                     0                  0
                                                     ------------------    ------------------  -----------------
                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES                     50,000                10,000                  0
                                                     ------------------    ------------------  -----------------

                     NET INCREASE (DECREASE)
                                     IN CASH                      9,231                 4,320             (6,675)

                 CASH AT BEGINNING OF PERIOD                          0                 4,911             15,635
                                                     ------------------    ------------------  -----------------

                      CASH AT END OF PERIOD          $            9,231    $            9,231  $           8,960
                                                     ==================    ==================  =================

                        CASH PAID FOR TAXES          $            1,624    $              100  $             100
                                                     ==================    ==================  =================

                     CASH PAID FOR INTEREST          $              490    $                0  $               0
                                                     ==================    ==================  =================

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

Unaudited information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended March 31, 2007, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This pronouncement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset and permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires entities to recognize a net liability or asset of their defined benefit pension and other postretirement benefit plans on their balance sheets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

At the present time, the Company does not believe that these new accounting pronouncements will have any impact on its financial statements.

Note 2: Payable - related party
At March 31, 2007 the Company owes $39 of interest and $10,000 to its President. The note bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2008 and 2009. Interest and principal of $10,450 are due on February 27, 2010.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures. As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company=s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future. The Company's management does not expect to remain involved as management of any acquired business.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without many assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had $9,231 in cash and $10,039 in liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the six months ended March 31, 2007, the Company had $5,619 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended March 31, 2007, the Company had a net loss of $2,419 compared to a loss of $4,067 for the three months ended March 31, 2006.

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


RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations. For the three months ended March 31, 2007, the Company had a net loss of $2,419. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.    CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure controls and procedures.

     The Company's principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10-QSB being filed. Based on this review, the principal executive officers and accounting officers believe Trafalgar's disclosure controls and procedures are adequate.

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

     ITEM 1.  LEGAL PROCEEDINGS
     None.

        ITEM 2.  CHANGES IN SECURITIES
     None.

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

        ITEM 5.  OTHER INFORMATION
     None.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Item 4       Exhibit No.      Instruments Defining the Rights of Security Holders          Location
     ------       -----------      ---------------------------------------------------        ---------------
     4.01             4            Specimen Stock Certificate                                 Incorporated
                                                                                                by reference*

     31.01           31            CEO certification Pursuant
                                     to 18 USC Section 1350, as
                                     adopted pursuant to Section 302
                                     of Sarbanes-Oxley Act of 2002                            This Filing

     31.02           31            CFO certification Pursuant
                                    to 18 USC Section 1350, as
                                    adopted pursuant to Section 302
                                    of Sarbanes-Oxley Act of 2002                             This Filing

     32.01           32            CEO Certification pursuant to
                                    section 906                                               This Filing

     32.02           32            CFO Certification pursuant to
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

                             Trafalgar Resources, Inc.
                                  [Registrant]



Dated: May 15, 2007
                      By:/S/ Anthony Brandon Escobar
                         -----------------------------------
                          Anthony Brandon Escobar, President
                          (Principal Executive Officer)


                      By: /S/ Anthony Coletti
                          --------------------------------------
                           Anthony Coletti, Principal Accounting
                           Officer