Form 10QSB
period 2007-06-30
Trafalgar Resources, Inc.
filed 2007-08-14
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended: June 30, 2007

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

(1) Yes X   No    (2) Yes X     No
       ---    ---        ---      ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value               5,250,915
-------------------------------------------       ----------------------------
      Title of Class                              Number of Shares Outstanding
                                                   as of August 10, 2007

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

                            TRAFALGAR RESOURCES, INC.
                                  BALANCE SHEET
                                    UNAUDITED

                                                                                                    June 30,
                                                                                                      2007
                                                                                               -----------------
ASSETS

CURRENT ASSETS
     Cash                                                                                      $           7,796
     Prepaid expenses                                                                                          0
                                                                                               -----------------

                                                  TOTAL CURRENT ASSETS                                     7,796
                                                                                               -----------------

                                                                                               $           7,796
                                                                                               =================

LIABILITIES AND
SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Interest  payable - related party (Note 2)                                                $             152
     Income taxes payable                                                                                      0
                                                                                               -----------------

                                             TOTAL CURRENT LIABILITIES                                       152
      Note Payable - related party (Note 2)                                                               10,000
     Contingent liabilities                                                                                    0
                                                                                               -----------------

                                                     TOTAL LIABILITIES                                    10,152

SHAREHOLDERS' DEFICIT

     Common stock no par value, 100,000,000
         shares authorized; 5,250,915
              shares issued at June 30, 2007                                                             137,413
     Retained Deficit                                                                                   (103,925)
     Deficit from re-entering development stage                                                          (35,844)
                                                                                               -----------------

                                          TOTAL SHAREHOLDERS' DEFICIT                                     (2,356)
                                                                                               ------------------

                                                                                               $           7,796
                                                                                               =================

                  See Notes to Unaudited Financial Statements.

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                             Period from re-entering
                                                              Three Months Ended              DEvelopment Stage to
                                                          June 30,                June 30,           June 30,
                                                            2007                  2006                2007
                                                     ------------------    ------------------  -----------------
Income                                               $                0    $                0  $               2
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     0                     0                  2

Expenses:
   General and Administrative                                     1,548                 1,229             35,546
                                                     ------------------    ------------------  -----------------
                                                                  1,548                 1,229             35,546
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES                (1,548)               (1,229)           (35,544)

                       PROVISION FOR INCOME TAXES                     0                     0                300
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $           (1,548)   $           (1,229) $         (35,844)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                $             (.00)   $             (.00)
                                                     ==================    ==================
   Weighted average number of common
     shares outstanding (Note 2)                              5,250,915             5,250,915
                                                     ==================    ==================

                  See Notes to Unaudited Financial Statements.

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                            Period from re-entering
                                                                  Nine Months Ended           development stage to
                                                          June 30,               June 30,             June 30,
                                                            2007                  2006                2007
                                                     ------------------    ------------------  -----------------
Income                                               $                0    $                0  $               2
Cost of sales                                                         0                     0                  0
                                                     ------------------    ------------------  -----------------

                                     GROSS PROFIT                     0                     0                  2

Expenses:
   General and Administrative                                     7,167                 7,378             35,546
                                                     ------------------    ------------------  -----------------
                                                                  7,167                 7,378             35,546
                                                     ------------------    ------------------  -----------------

                       (LOSS) BEFORE INCOME TAXES                (7,167)               (7,378)           (35,544)

                       PROVISION FOR INCOME TAXES                                           0                300
                                                     ------------------    ------------------  -----------------

                                       NET (LOSS)    $           (7,167)   $           (7,378) $         (35,844)
                                                     ==================    ==================  =================

(LOSS) PER COMMON SHARE
   Basic and fully diluted loss per weighted
     average common share outstanding                $             (.00)   $             (.00)
                                                     ==================    ==================
   Weighted average number of common
     shares outstanding (Note 2)                              5,250,915             5,250,915
                                                     ==================    ==================

                  See Notes to Unaudited Financial Statements.

                            TRAFALGAR RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                             Period from re-entering
                                                                 Nine Months Ended             Development stage to
                                                          June 30,               June 30,             June 30,
                                                            2007                  2006                2007
                                                     ------------------    ------------------  -----------------

OPERATING ACTIVITIES
   Net (loss)                                        $           (7,167)   $           (7,378) $         (35,844)
   Adjustments to reconcile net (loss)
     to net cash required by operating
     activities:
       Interest - non-cash                                          152                     0                152

   Changes in operating assets and liabilities:
       Accounts payable                                               0                  (426)            (5,269)
       Income taxes payable                                        (100)                 (100)            (1,243)
                                                     -------------------   ------------------- -----------------
                             NET CASH REQUIRED BY
                             OPERATING ACTIVITIES                (7,115)               (7,904)           (42,204)

FINANCING ACTIVITIES
     Loans                                                       10,000                     0             10,000
     Stock sold                                                       0                     0             40,000
                                                     ------------------    ------------------  -----------------
                             NET CASH PROVIDED BY
                             FINANCING ACTIVITIES                10,000                     0             50,000
                                                     ------------------    ------------------  -----------------

                          NET INCREASE (DECREASE)
                                          IN CASH                 2,885                (7,904)             7,796

                      CASH AT BEGINNING OF PERIOD                 4,911                15,635                  0
                                                     ------------------    ------------------  -----------------

                            CASH AT END OF PERIOD    $            7,796    $            7,731  $           7,796
                                                     ==================    ==================  =================

                              CASH PAID FOR TAXES    $              100    $              100  $           1,624
                                                     ==================    ==================  =================

                           CASH PAID FOR INTEREST    $                0    $                0  $             490
                                                     ==================    ==================  =================

                  See Notes to Unaudited Financial Statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30, 2007, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

                            TRAFALGAR RESOURCES, INC.
                    Notes to Financial Statements (continued)
                                   (Unaudited)



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

                            TRAFALGAR RESOURCES, INC.
                    Notes to Financial Statements (continued)
                                   (Unaudited)



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

Note 2: Payable - related party

At June 30, 2007 the Company owes $152 of interest and $10,000 to its President. The note bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2008 and 2009. Interest and principal of $10,450 are due on February 27, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had $7,796 in cash and $10,152 in liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company's ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended June 30, 2007, the Company had $1,548 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended June 30, 2007, the Company had a net loss of $1,548 compared to a loss of $1,229 for the three months ended June 30, 2006.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations. For the three months ended June 30, 2007, the Company had a net loss of $1,548. The Company does not anticipate any revenue until it locates a new business opportunity.

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

ITEM 1.  LEGAL PROCEEDINGS
     None.

ITEM 2.  CHANGES IN SECURITIES
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.  OTHER INFORMATION
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Item 4   Exhibit No.    Instruments Defining the Rights of Security Holders     Location
     ------   -----------    ---------------------------------------------------     --------

     4.01         4          Specimen Stock Certificate                              Incorporated
                                                                                     by reference*

     31.01       31          CEO certification Pursuant
                             to 18 USC Section 1350, as
                             adopted pursuant to Section 302
                             of Sarbanes-Oxley Act of 2002                           This Filing

     31.02       31          CFO certification Pursuant
                             to 18 USC Section 1350, as
                             adopted pursuant to Section 302
                             of Sarbanes-Oxley Act of 2002                           This Filing

     32.01       32          CEO Certification pursuant to
                             Section 906                                             This Filing

     32.02       32          CFO Certification pursuant to
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

                            Trafalgar Resources, Inc.
                             [Registrant]



Dated: August 10, 2007       By: /s/ Anthony Brandon Escobar
                                  Anthony Brandon Escobar, President
                                  (Principal Executive Officer)


                             By: /s/ Anthony Coletti
                                  Anthony Coletti, Principal Accounting
                                  Officer