Form 10KSB
period 2007-09-30
Trafalgar Resources, Inc.
filed 2008-01-10
CIK 1310630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	September 30, 2007
-----------------

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number	1-32522
----------

Trafalgar Resources, Inc.
--------------------------------------------------
(Exact name of registrant as specified in charter)

Utah	91-0974149
------------------------------	-------------------------
State or other jurisdiction of	(I.R.S. Employer I.D. No.)

incorporation or organization

PO Box 2017, Sandy, Utah	84091

--------------------------------------------------------------- ---------

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 748-1114

---------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A
------------------	-----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Class AA@ Voting Common Stock, no par value
-------------------------------------------
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant(s shares trade on the bulletin board with no ask and only a bid price. The bid on December 28, 2007, was $1.30 giving the shares held by non-affiliates a market value of $326,208.

As of December 28, 2007, the Registrant had 5,250,929 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

-------------------------------------------------

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as (forward-looking statements.(

BUSINESS

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

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in the Company(s business.

The Company is not currently conducting any business, nor has it conducted any business for several years. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not possess any unexpired patents or trademarks, and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid. The Company does not employ any employees.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote,

or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis in the office of its principal stockholder, Anthony Brandon Escobar. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the “NASD) under the symbol “TFLG”. Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters. Although the Company's common stock is quoted on the Bulletin Board, it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended	High Bid	Low Bid
-------------	--------	-------
September 2007	$1.60	$1.30
June 2007	$1.60	$1.60
March 2007	$1.60	$1.55

December 2006	$2.00	$1.50
September 2006	$2.00	$1.50
June 2006	$2.00	$0.99
March 2006	$1.01	$0.05

December 2005	$1.01	$0.10
September 2005	$0.02	$0.02
June 2005	$0.02	$0.02
March 2005	$0.02	$0.02

At December 28, 2007, the bid price for the Company's Common Stock was $1.30 with no ask. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 28, 2007, the Company had approximately 231 stockholders.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2007. On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class (A( Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

Anthony Brandon Escobar - 4,937,500 shares for $39,500

Sean Escobar - 31,250 shares for $250

Anthony Coletti - 31,250 shares for $250

This sale of the Company(s common stock was for the purpose of raising operating capital for the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company(s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company(s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable. Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder(s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company(s management, none of whom is a professional analyst and none of whom has significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operations, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company(s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company(s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company(s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company(s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company(s limited resources and management(s limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company(s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for (shell( companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company(s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of (going public(. However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------

As of September 30, 2007, the Company had $6,414 in cash and liabilities of $11,114. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company(s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company(s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2007, the Company had $9,411 in expenses related to maintaining its corporate status, paying accounting and legal fees. Expenses were slightly lower than in previous years as the Company had only limited operations related to completed audits and accounting work and filed documents with the Securities and Exchange Commission. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2007, the Company had a net loss of $9,511 compared to a loss of $10,298 for the year ended September 30, 2006.

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

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 28, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director of Officer Since
----	---	--------	-------------------------
Anthony B. Escobar 33	President and	2004
Director

Sean Escobar	27	Vice President and
Director	2004

Anthony Coletti	37	Secretary and
Treasurer and Director 2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 33, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications. Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies. Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 27, has been a Director of the Company since March 5, 2004,

and has been Vice President of the Company since March 12, 2004. In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 37, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004. In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing. Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any late reports filed by officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries( chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2007, the end of the Company's last completed fiscal year):

Nonqualified
Non-Equity Deferred
Name and	Option Incentive Plan Compensation All Other
Principal Position Year Salary Bonus($) Awards Compensation Earnings	Compensation Total
------------------ ---- ------ -------- -------- ------------- -------	------------ ------
Anthony B. Escobar	2007 $-0- $-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

-----------------

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September, 2007, 2006, and 2005. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company(s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term (new management( is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company(s decision to participate in one or more business opportunities.

The Company(s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider(s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 28, 2007, the name and the number of shares of the Company's Common Stock, no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,929 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title

of	Name of	Amount and Nature of	Percentage
Class	Beneficial Owner	Beneficial Ownership(1)	of Class
-----	----------------	--------------------	----------
Class AA@ Voting Anthony Brandon Escobar	4,937,500	94.03%
Common Stock	President
8124 S. Grambling Way
Sandy, Utah 84094

OFFICERS AND DIRECTORS:

Class AA@ Voting Anthony Brandon Escobar	----------See Above----------

Common Stock

Class AA@ Voting Sean Escobar	31,250	00.59%

Common Stock	Vice President
10344 Silver Willow Dr.
Sandy, Utah 84070

Class AA@ Voting Anthony Coletti	31,250	00.59%
Common Stock	Secretary/Treasurer
7036 Derek Hollow Cove
Midvale, Utah 84047

All Officers
and Directors
as a Group (3 person)	5,000,000	95.22%



(1) Indirect and Direct ownership are referenced by an "I" or "D",

respectively. All shares owned directly are owned beneficially and of record and such stockholder has sole voting, investment, and dispositive power,

unless otherwise noted.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During the fiscal year ended September 30, 2007, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class (A( Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

Anthony Brandon Escobar - 4,937,500 shares for $39,500
Sean Escobar - 31,250 shares for $250
Anthony Coletti - 31,250 shares for $250

This sale of the Company(s common stock was for the purpose of raising operating capital for the Company. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

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

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document	Page
-----------------	----

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Statements of Operations	F-3
Statements of Stockholders= Deficit	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $6,650 and $5,250 for each of the years ending September 30, 2007 and 2006.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $600 and $500.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Trafalgar Resources, Inc.

Date: January 2, 2008	By:_/s/ Anthony Brandon Escobar__________
Anthony Brandon Escobar, President and
Director
(Principal Executive Officer)

By:/s/ Anthony Coletti	________________
Anthony Coletti, Principal Accounting
Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
---------	-----	----

/s/ Anthony Brandon Escobar

--------------------

Anthony Brandon Escobar	Director	January 2, 2008

/s/ Sean Escobar

--------------------	Director	January 2, 2008

Sean Escobar

/s/ Anthony Coletti

--------------------	Director	January 2, 2008

Anthony Coletti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Trafalgar Resources, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. ( a Utah development stage company) as of September 30, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2007 and 2006, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2007, and the results of its operations, stockholders’ deficit and its cash flows for the years ended September 30, 2007 and 2006, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

January 1, 2008

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

BALANCE SHEET

September 30,

2007

ASSETS

CURRENT ASSETS

Cash	$6,414
Prepaid expenses	0

TOTAL CURRENT ASSETS	6,414

$6,414

LIABILITIES AND

STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$750
Interest payable (Note 5)	264
Income taxes payable	100

TOTAL CURRENT LIABILITIES	1,114

Contingent liabilities
Note Payable – Related Party (Note 5)	10,000

TOTAL LIABILITIES	11,114

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000
shares authorized; 5,250,929
shares issued at September 30, 2007	137,413
Retained Deficit	(103,925)
Deficit from re-entering development stage	(38,188)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,700)

$6,414

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Period from

October 1, 2003 (date of re-entering development

Year	Ended	stage) to
September 30,	September 30,	September 30,
2007	2006	2007

Income	$0	$0	valign=top > $	2
Cost of Sales	$0	$0	$0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	9,411	10,198	37,790
9,411	10,198	37,790

(LOSS) BEFORE TAXES	(9,411)	(10,198)	(37,788)

PROVISION FOR TAXES	100	100	400

NET (LOSS)	$(9,511)	$(10,298)	$(38,188)

(LOSS) PER COMMON SHARE

Basic and fully diluted loss per weighted

average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common

Shares outstanding (Note 2)	5,250,929	5,250,929

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' (DEFICIT)

Period from October 1, 2003 (date of re-entering development stage) to September 30, 2007

Deficit from Re-entering

Common Stock	Retained	Development
Shares	Amount	Deficit	Stage

Balance at October 1, 2003

(date of re-entering development stage)	250,929	$ 97,413	$ (103,925)	$0
Net loss for year	(6,065)

Balances at September 30, 2004	250,929	97,413	(103,925)	(6,065)
Stock issued for cash	5,000,000	40,000
Net loss for year	(12,314)

Balances at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)
Net loss for year	(10,298)

Balances at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)
Net loss for year	(9,511)

Balances at September 30, 2007	5,250,929	$ 137,413	$ (103,925)	style='border-bottom: double black 2.25pt;'> $ (38,188)

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Period from
October 1, 2003 (date of

Year                    Ended                        re-entering development stage) to

September 30,	September 30,	September 30,
2007	2006	2007

OPERATING ACTIVITIES

Net (Loss)	$(9,511)	$(10,298)	$(38,188)

Adjustments to reconcile net (loss)

to net cash required by operating
activities:
Interest – non cash	264	0	264

Changes in operating assets and

liabilities:

Prepaid Expenses	0	0	0
Accounts Payable	750	(426)	(4,519)
Income taxes payable	0	0	(1,143)
NET CASH REQUIRED BY
OPERATING ACTIVITIES	(8,497)	(10,724)	(43,586)

FINANCING ACTIVITIES

Loans	10,000	0	10,000
Stock Sold	0	0	40,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	10,000	0	50,000

NET INCREASE (DECREASE)
IN CASH	1,503	(10,724)	6,414

CASH AT BEGINNING OF PERIOD	$4,911	$15,635	$0

CASH AT END OF PERIOD	$6,414	valign=top style='border-bottom: double black 2.25pt;'> $	4,911	$6,414

CASH PAID FOR TAXES	$100	valign=top style='border-bottom: double black 2.25pt;'> $	100	$1,624

CASH PAID FOR INTEREST	$0	valign=top style='border-bottom: double black 2.25pt;'> $	0	$490

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

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

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007 and 2006

NOTE 1: ORGANIZATION AND HISTORY (continued)

The Company re-entered the development stage on October 1, 2003.

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

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Common Share

Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2007 and 2006, there were no common stock equivalents. Therefore, the basic and fully diluted income (loss) per share is the same in 2007 and 2006.

Basic and fully diluted net loss per common share, calculated in accordance with SFAS 128, were $(.00) and $(.00) for the years ended September 30, 2007 and 2006 respectively. Weighted average common shares outstanding were 5,250,929, and 5,250,929 for years ended September 30, 2007 and 2006, respectively.

Revenue Recognition

Revenues are recognized on the accrual basis when services are performed.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

New Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE EASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins October 1, 2008.

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

The income tax expense (benefit) for the year ending September 30, differs from the amount computed at the federal statutory rates as follows:

2007	2006
----------	------------
Income tax expense (benefit) at
federal statutory rate of 35%	$(3,294)	$(3,569)
State taxes	100	100
Valuation allowance	3,294	3,569
----------	------------
$100	$100
==========	============

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007 and 2006

NOTE 3: INCOME TAXES (continued)

Deferred tax assets for the year ending September 30 are composed primarily of the following:

Net Operating Loss Carryforward	$15,505
Valuation allowance	(15,505)
----------
$0
==========

At September 30, 2007, the Company had a net operating loss carry forward of approximately $44,300 that may be offset against future taxable income through 2026. These losses will start to expire in the year 2011 through 2026. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in 2007 by approximately $3,294.

NOTE 4: COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, legal matters pending, or liabilities at September 30, 2007 other than as disclosed in the financial statements.

NOTE 5:	RELATED PARTY TRANSACTIONS

At September 30, 2007 the Company owes $264 of interest and $10,000 to its President. The note bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2008 and 2009. Interest and principal of $10,450 are due on February 27, 2010.