Form 10QSB
period 2007-12-31
Trafalgar Resources, Inc.
filed 2008-02-19
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Quarter Ended: December 31, 2007

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Transition Period from _____________ to ____________

Commission File Number 1-32522

Trafalgar Resources, Inc.

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

Class AA@ Voting Common Stock, no par value	5,250,929

------------------------------------------- ---------------------------- Title of Class Number of Shares Outstanding as

of February 15, 2008

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

TRAFALGAR RESOURCES, INC.

BALANCE SHEET

UNAUDITED

<pre>

December 31,

2007

ASSETS

CURRENT ASSETS

Cash	$3,664
Prepaid expenses	0

TOTAL CURRENT ASSETS	3,664

$3,664

LIABILITIES AND

SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$697
Interest Payable	377
Income taxes payable	100

TOTAL CURRENT LIABILITIES	1,174

Contingent liabilities	0
Note Payable – Related Party (Note 2)	10,000

TOTAL LIABILITIES	11,174

SHAREHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000
shares authorized; 5,250,929
shares issued at December 31, 2007	137,413
Retained Deficit	(103,925)
Deficit from re-entering development stage	(40,998)

TOTAL SHAREHOLDERS' (DEFICIT)	(7,510)

$3,664

</pre>

TRAFALGAR RESOURCES, INC.

STATEMENTS OF OPERATIONS

UNAUDITED

<pre>

Period from
re-entering
development
Three Months ended	stage to
December 31,	December 31,	December 31,
2007	2006	2007

Income	$0	$0	$2
Cost of Sales	$0	$0	$0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	2,810	3,200	40,600
2,810	3,200	40,600

(LOSS) BEFORE TAXES	(2,810)	(3,200)	(40,598)

PROVISION FOR TAXES	0	0	400

NET (LOSS)	$(2,810)	$(3,200)	$(40,998)

(LOSS) PER COMMON SHARE

Basic and fully diluted loss per weighted

average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common

Shares outstanding	5,250,929	5,250,929

</pre>

TRAFALGAR RESOURCES, INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

<pre>

Period from

re-entering

development
Three Months ended	Stage to
December 31,	December 31,	December 31,
2007	2006	2007

OPERATING ACTIVITIES

Net (Loss)	$(2,810)	$(3,200)	$(40,998)

Adjustments to reconcile net (loss)

to net cash required by operating
activities:
Interest – non cash	113	0	377

Changes in operating assets and

liabilities:

Prepaid Expenses	0	0	0
Accounts Payable	(53)	2,200	(4,572)
Income taxes payable	0	(100)	(1,143)
NET CASH REQUIRED BY
OPERATING ACTIVITIES	(2,750)	(1,100)	(46,336)

FINANCING ACTIVITIES

Loans	0	0	10,000
Stock Sold	0	0	40,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	0	0	50,000

NET INCREASE(DECREASE)
IN CASH	(2,750)	(1,100)	3,664

CASH AT BEGINNING OF PERIOD	$6,414	$4,911	$0

CASH AT END OF PERIOD	$3,664	$3,811	$3,664

CASH PAID FOR TAXES	$0	$0	$1,624

CASH PAID FOR INTEREST	$0	$0	$490

</pre>

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2007, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

NOTE 2:	RELATED PARTY TRANSACTIONS

At December 31, 2007 the Company owes $377 of interest and $10,000 to its President. The note bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2008 and 2009. Interest and principal of $10,450 are due on February 27, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements.(

Business of the Company

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had $3,664 in cash and liabilities of $1,174. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company(s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company(s ongoing expenses through the purchase of securities of the Company.

For the three months ended December 31, 2007, the Company had $2,810 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2007, the Company had a net loss of $2,810 compared to a loss of approximately $3,200 for the three months ended December 31, 2006.

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

The Company(s principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this 10QSB being filed. Based on this review, the principal executive officers and accounting officers believe Trafalgar(s disclosure controls and procedures are adequate.

b) Changes in Internal Controls.

There were no significant changes in Trafalgar(s internal controls, or other factors, that could significantly affect the Company(s controls subsequent to the date of the evaluations performed by the executive officers of the Company. No deficiencies or material weaknesses were found that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

Item 4	Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated
by reference*

31.01	31	CEO certification Pursuant
to 18 USC Section 1350, as
adopted pursuant to Section 302
of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant
to 18 USC Section 1350, as
adopted pursuant to Section 302
of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to
section 906	This Filing

32.02	32	CFO Certification pursuant to
Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 0-23502.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trafalgar Resources, Inc.
[Registrant]

Dated: February 19, 2008	By:_/s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President
(Principal Executive Officer)

By:_/s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer