Form 10QSB
period 2008-03-31
Trafalgar Resources, Inc.
filed 2008-05-13
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2008

[]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to ____________

Commission File Number	1-32522

Trafalgar Resources, Inc.
(Name of Small Business Issuer in its charter)

Utah	91-0974149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 2017, Sandy, Utah 84091-2017
(Address of principal executive offices and Zip Code)

(801) 748-1114
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                (1) Yes ☒ No [] (2) Yes ☒ No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No []

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value	5,250,929
Title of Class	Number of Shares Outstanding as of May 8, 2008

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

TRAFALGAR RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

March 31, 2008
ASSETS
CURRENT ASSETS
Cash	$9,767
Prepaid expenses	0
TOTAL CURRENT ASSETS	9,767

$9,767

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$550
Interest payable	527
Income taxes payable	0
TOTAL CURRENT LIABILITIES	1,077

Notes payable - Related party (Note 2)	20,000

TOTAL LIABILITIES	21,077

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929
shares issued at March 31, 2008	137,413
Retained deficit	(103,925)
Deficit from re-entering development stage	(44,798)
TOTAL STOCKHOLDERS' (DEFICIT)	(11,310)

$9,767

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from re-entering development stage October 1, 2003 to March 31, 2008

	Three Months Ended
	March 31, 2008	March 31, 2007
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and administrative	3,800	2,419	44,400

(LOSS) BEFORE TAXES	(3,800)	(2,419)	(44,398)

PROVISION FOR TAXES	0	0	400

NET (LOSS)	$(3,800)	$(2,419)	$(44,798

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per
weighted average common
share outstanding	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,250,929	5,250,929

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from re-entering development stage October 1, 2003 to March 31, 2008

	Six Months Ended
	March 31, 2008	March 31, 2007
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	0

Expenses
General and administrative	6,610	5,619	44,400

(LOSS) BEFORE TAXES	(6,610)	(5,619)	(44,398)

PROVISION FOR TAXES	0	0	400

NET (LOSS)	$(6,610)	$(5,619)	$(44,798)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per
weighted average common
share outstanding	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,250,929	5,250,929

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from re-entering development stage October 1, 2003 to March 31, 2008

	Six Months Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net (loss)	$(6,610)	$(5,619)	$(44,798)
Adjustments to reconcile net (loss) to
net cash required by operating activities:
Interest - non cash	263	39	527

Changes in operating assets and liabilities:
Prepaid expenses	0	0	0
Accounts payable	(200)	0	(4,719)
Income taxes payable	(100)	(100)	(1,243)
NET CASH REQUIRED BY OPERATING ACTIVITIES	(6,647)	(5,680)	(50,233)

FINANCING ACTIVITIES
Loans	10,000	10,000	20,000
Stock sold	0	0	40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	60,000

NET INCREASE IN CASH	3,353	4,320	9,767

CASH AT BEGINNING OF PERIOD	6,414	4,911	0

CASH AT END OF PERIOD	$9,767	$9,231	$9,767

CASH PAID FOR TAXES	$0	$0	$1,724

CASH PAID FOR INTEREST	$0	$0	$490

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended March 31, 2008, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements (continued)

(Unaudited)

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

New accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133).” This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

TRAFALGAR RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

New accounting pronouncements (continued)

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

At March 31, 2008 the Company owes $527 of interest and $20,000 to its President. Note 1 bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2008 and 2009. Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest at 4.5% per year. Interest of $450 per year is due on February 29, 2009 and 2010. Interest and principal of $10,450 are due on February 29, 2011. The Company inadvertently missed the February 27, 2008 payment of $450, but it was paid in April.

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

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in the Company’s business.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures. As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities, and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future. The Company’s management does not expect to remain involved as management of any acquired business.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable. Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finders fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company’s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of, or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company’s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and management’s limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company’s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for shell companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company’s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without many assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of going public. However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had $9,767 in cash and $1,077 in current liabilities. Additionally, the Company has $20,000 in long term liabilities. The $20,000 was borrowed from the Company’s president to help fund ongoing operations and pay expenses. $10,000 of the amount due the president is due in February 2010 and the remaining amount is due in February 2011. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. Current

management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company, or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the six months ended March 31, 2008, the Company had $6,610 in expenses related to maintaining its corporate status, and paying accounting and legal fees resulting in a net loss of $6,610 for the six months ended March 31, 2008. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended March 31, 2008, the Company had a net loss of $3,800 compared to a loss of $2,419 for the three months ended March 31, 2007.

Since inception, the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management, but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations. For the three months ended March 31, 2008, the Company had a net loss of $3,800. The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location
4.01	4	Specimen Stock Certificate	Incorporated by reference*
31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This filing
31.02	31	CFO certification Pursuant to 18 USC Section 1350, adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This filing
32.01	32	CEO & CFO Certification pursuant to Section 906	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 0-23502

•	Reports on Form 8-K.

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trafalgar Resources, Inc.
(Registrant)

Dated: May 9, 2008	By: /s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President (Principal Executive Officer)

By: /s/ Anthony Coletti
Anthony Coletti, Principal Accounting Officer