Form 10QSB
period 2008-06-30
Trafalgar Resources, Inc.
filed 2008-08-13
CIK 1310630

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2008

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

(801) 784-1114
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)  Yes [X]    No []    (2)  Yes [X]    No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class "A" Voting Common Stock, no par value	5,250,915
Title of Class	Number of Shares Outstanding as of August 8, 2008

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

Trafalgar Resources, Inc.
BALANCE SHEET
UNAUDITED

June 30, 2008
ASSETS
CURRENT ASSETS
Cash	$6,937
Prepaid expenses	0

TOTAL CURRENT ASSETS	6,937

$6,937

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$0
Interest payable	302
Income taxes payable	0

TOTAL CURRENT LIABILITIES	302

CONTINGENT LIABILITIES
Note payable -- Related party (Note 2)	20,000

TOTAL LIABILITIES	20,302

SHAREHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929, shares issued at June 30, 2008	137,413
Retained deficit	(103,925)
Deficit from re-entering development stage	(46,853)

TOTAL SHAREHOLDERS' (DEFICIT)	(13,365)

$6,937

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Period from re-entering development stage to June 30,
	2008	2007	2008
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	1,830	1,435	45,213
Interest Expense	225	113	1,242
	2,055	1,548	46,455

(LOSS) BEFORE TAXES	(2,055)	(1,548)	(46,453)

PROVISION FOR TAXES	0	0	400

NET (LOSS)	$(2,055)	$(1,548)	$(46,853)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended June 30,		Period from re-entering development stage to June 30,
	2008	2007	2008
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	8,177	7,015	45,213
Interest Expense	488	152	1,242
	8,665	7,167	46,455

(LOSS) BEFORE TAXES	(8,665)	(7,167)	(46,453)

PROVISION FOR TAXES	0	0	400

NET (LOSS)	$(8,665)	$(7,167)	$(46,853)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,		Period from re-entering development stage to June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net (Loss)	$(8,665)	$(7,167)	$(46,853)
Adjustments to reconcile not (loss) to net cash required by operating activities:
Interest -- non-cash	38	152	302
Changes in operating assets and liabilities:
Prepaid Expenses	0	0	0
Accounts Payable	(750)	0	(5,269)
Income Taxes payable	(100)	(100)	(1,243)

NET CASH REQUIRED BY OPERATING ACTIVITIES	(9,477)	(7,115)	(53,063)

FINANCING ACTIVITIES
Loans	10,000	10,000	20,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	60,000

NET INCREASE (DECREASE) IN CASH	523	2,885	6,937

CASH AT BEGINNING OF PERIOD	6,414	4,911	0

CASH AT END OF PERIOD	$6,937	$7,796	$6,937

CASH PAID FOR TAXES	$100	$0	$1,724

CASH PAID FOR INTEREST	$450	$0	$940

Trafalgar Resources, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30, 2008, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

Trafalgar Resources, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2008

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

New accounting pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 (“FAS 160"), Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company presently does not expect the adoption of FAS 160 to have an effect on its financial statements.

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

Trafalgar Resources, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2008

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

NOTE 2:     RELATED PARTY TRANSACTIONS

At June 30, 2008 the Company owes $752 of interest and $20,000 of principal to its President through two notes.  Note 1 bears interest at 4.5% per year. Interest of $450 per year is due on February 27, 2009. Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest at 4.5% per year.  Interest of $450 per year is due on February 29, 2009 and 2010.  Interest and principal of $10,450 are due on February 29, 2011.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2007.

The Company’s accounting policies are more fully described in Note 1 of the financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting  for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  All risks inherent in new and inexperienced enterprises are inherent in the Company=s business.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures.  As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company=s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future. The Company=s management does not expect to remain involved as management of any acquired business.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder=s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company=s management, none of whom is a professional analyst and none of whom have significant general business experience.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operations, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company=s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  The Company=s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control.)  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company=s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company=s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company=s limited resources and management=s limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company=s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for Ashell@ companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company=s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without  many assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of Agoing public@.  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had $6,937 in cash and $20,302 in liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company=s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company=s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended June 30, 2008, the Company had $2,055 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended June 30, 2008, the Company had a net loss of $2,055 compared to a loss of $1,548 for the three months ended June 30, 2007.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended June 30, 2008, the Company had a net loss of $2,055 and for the nine months ended June 30, 2008, a net loss of $8,665.   The Company does not anticipate any revenue until it locates a new business opportunity.

ITEM 3.	CONTROLS AND PROCEDURES

a)      Evaluation of Disclosure controls and procedures.

The Company=s principal executive officers, including principal accounting officers have reviewed the disclosure controls and procedures (as defined in section 240.13a-149c and 240.15d-14c in place to assure the effectiveness of such controls and procedures.  This review occurred within 90 days of this 10-QSB being filed.  Based on this review, the principal executive officers and accounting officers believe Trafalgar=s disclosure controls and procedures are adequate.

b)      Changes in Internal Controls.

There were no significant changes in Trafalgar=s internal controls, or other factors, that could significantly affect the Company=s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	CHANGES IN SECURITIES
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location
4.01	4	Specimen Stock Certificate	Incorporated by reference *
10.01	10	Promissory Note	This filing
10.01	10	Promissory Note	This filing
31.01	31	CEO certification Pursuant to 18USC Section 1350, as adopted pursuant to Section 302 of Sarbanes--Oxley Act of 2002	This filing
31.02	31	CFO certification Pursuant to 18USC Section 1350, as adopted pursuant to Section 302 of Sarbanes--Oxley Act of 2002	This filing
32.01	32	CEO Certification pursuant to section 906	This filing
32.02	32	CFO Certification pursuant to section 906	This filing

*	Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 0-23502.

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trafalgar Resources, Inc.
(Registrant)

Dated: August 8, 2008	By: /s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President (Principal Executive Officer)

By: /s/ Anthony Coletti
Anthony Coletti, Principal Accounting Officer