Form 10KSB
period 2008-09-30
Trafalgar Resources, Inc.
filed 2008-12-17
CIK 1310630

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 1-32522

Trafalgar Resources, Inc.
(Exact name of registrant as specified in charter)

Utah	91-0974149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P. O. Box 2017, Sandy, Utah	84091-2017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 748-1114

Securities registered pursuant to section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Class "A" Voting Common Stock, no par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant’s shares trade on the pink sheets with no ask and only a bid price.  The bid on December 5, 2008, was $1.30 giving the shares held by non-affiliates a market value of $326,208.

As of December 5, 2008, the Registrant had 5,250,929 shares of common stock issued and outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements”.

BUSINESS

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

ITEM 3. LEGAL PROCEEDINGS

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the “Pink Sheets” under the symbol “TFLG.” Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters.  Although the Company's common stock is quoted on the “Pink Sheets,” it has traded sporadically with no real volume and there is currently no ask price.  Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended	High Bid	Low Bid
September 2008	$1.60	$1.30
June 2008	$1.60	$1.30
March 2008	$1.60	$1.30

December 2007	$1.60	$1.30
September 2007	$1.60	$1.30
June 2007	$1.60	$1.30
March 2007	$1.60	$1.55

December 2006	$2.00	$1.50
September 2006	$2.00	$1.50
June 2006	$2.00	$0.99
March 2006	$1.01	$0.05

At December 5, 2008, the bid price for the Company's Common Stock was $1.30 with no ask price.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 5, 2008, the Company had approximately 231 stockholders.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2008 or 2007.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

Anthony Brandon Escobar	—	4,937,500 shares for $39,500
Sean Escobar	—	31,250 shares for $250
Anthony Coletti	—	31,250 shares for $250

This sale of the Company’s common stock was for the purpose of raising operating capital for the Company.

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

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder’s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

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

In all likelihood, the Company’s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for “shell” companies with which to merge.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public”.  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had $5,022 in cash and liabilities of $21,227.  As of September 30, 2008, the Company had working capital of $3,795. The Company had working capital of $5,300 as of September 30, 2007. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company and loans.

For the twelve months ended September 30, 2008, the Company had $11,455 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Expenses were slightly lower than in previous years as the Company had only limited operations related to completed audits and accounting work and filed documents with the Securities and Exchange Commission.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2008, the Company had a net loss of $11,505 compared to a loss of $9,511 for the year ended September 30, 2007.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 5, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Anthony Brandon Escobar	34	President and Director	2004
Sean Escobar	28	Vice President and Director	2004
Anthony Coletti	38	Secretary and Treasurer and Director	2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 34, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 28, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 38, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

Anthony Brandon Escobar and Sean Escobar are brothers and Anthony Coletti is the brother-in-law to Anthony Brandon Escobar and Sean Escobar.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2008, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar, CEO	2008	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September, 2008, 2007, and 2006. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finder’s fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 5, 2008, the name and the number of shares of the Company's Common Stock, no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,929 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Class "A" Voting Common Stock	Anthony Brandon Escobar President 8124 S. Gambling Way Sandy, Utah 84094	4,937,500	94.03%

OFFICERS AND DIRECTORS:
Class "A" Voting Common Stock	Anthony Brandon Escobar President 8124 S. Gambling Way Sandy, Utah 84094	See Above
Class "A" Voting Common Stock	Sean Escobar, Vice President 10344 Silver Willow Dr. Sandy, Utah 84070	31,250	0.59%
Class "A" Voting Common Stock	Anthony Coletti, Secretary/Treasurer 7036 Derek Hollow Cove Midvale, Utah 84047	31,250	0.59%
	All Officers and Directors as a Group (3 persons)	5,000,000	95.22%

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively.  All shares owned directly are owned beneficially and of record and such stockholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

During the fiscal year ended September 30, 2008, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

Anthony Brandon Escobar	—	4,937,500 shares for $39,500
Sean Escobar	—	31,250 shares for $250
Anthony Coletti	—	31,250 shares for $250

This sale of the Company’s common stock was for the purpose of raising operating capital for the Company.  At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

(a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3 – Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*
3.02	3	Bylaws	Incorporated by reference*
Item 4 – Instruments Defining the Rights of Security Holders
4.01	4	Specimen Stock Certificate	Incorporated by reference*
31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing
31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing
32.01	32	CEO Certification pursuant to Section 906	This Filing
32.02	32	CFO Certification pursuant to Section 906	This Filing
* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 1-32522.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,300 and $6,650 for each of the years ending September 30, 2008 and 2007.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $600 and $500.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Trafalgar Resources, Inc.

Date:	December 8, 2008	By:	/s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President and Director
(Principal Executive Officer)

		By:	/s/ Anthony Coletti
Anthony Coletti, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Brandon Escobar	Director	December 8, 2008
Anthony Brandon Escobar

/s/ Sean Escobar	Director	December 8, 2008
Sean Escobar

/s/ Anthony Coletti	Director	December 8, 2008
Anthony Coletti

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2008  and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2008 and 2007, and for the period from October 1, 2003 (date of re-entering development stage) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc.  as of September 30, 2008 and 2007, and the results of its operations,  and its cash flows for the years ended September 30, 2008 and 2007, and for  the period from October 1, 2003 (date of re-entering development stage) to September 30, 2008,  in conformity with accounting principles generally accepted in the United States of America.

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
December 6, 2008

Trafalgar Resources, Inc.

BALANCE SHEETS
September 30, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$5,022	$6,414

TOTAL CURRENT ASSETS	5,022	6,414

TOTAL ASSETS	$5,022	$6,414

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$600	$750
Interest payable	527	264
Income taxes payable	100	100

TOTAL CURRENT LIABILITIES	1,227	1,114

Contingent liabilities	0	0
Note payable -- Related party (Note 5)	20,000	10,000

TOTAL LIABILITIES	21,227	11,114

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(49,693)	(38,188)

TOTAL STOCKHOLDERS' (DEFICIT)	(16,205)	(4,700)

TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT)	$5,022	$6,414

See Notes to Financial Statements.

Trafalgar Resources, Inc.

STATEMENTS OF OPERATIONS

	Years Ended September 30,		Period from October 1, 2003 (Date of re-entering development stage) to September 30,
	2008	2007	2008
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	10,742	9,147	48,268
Interest Expense	713	264	977
	11,455	9,411	49,245

Other Income and Expenses
Other Income	50	0	50

(LOSS) BEFORE TAXES	(11,405)	(9,411)	(49,193)

PROVISION FOR TAXES	100	100	500

NET (LOSS)	$(11,505)	$(9,511)	$(49,693)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted
average common share outstanding	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,250,929	5,250,929

See Notes to Financial Statements.

Trafalgar Resources, Inc.

STATEMENTS OF STOCKHOLDERS' (DEFICIT)
Period from October 1, 2003 (date of re-entering development stage) to September 30, 2008

	Common Stock		Retained	Deficit from Re-entering Development
	Shares	Amount	Deficit	Stage
Balance at October 1, 2003
(date of re-entering development stage)	5,250,929	$97,413	$(103,925)	$0
Net loss for year				(6,065)

Balance at September 30, 2004	5,250,929	97,413	(103,925)	(6,065)
Stock issued for cash		40,000
Net loss for year				(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)
Net loss for year				(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)
Net loss for year				(9,511)

Balance at September 30, 2007	5,250,929	137,413	(103,925)	(38,188)
Net loss for year				(11,505)

Balance at September 30, 2008	5,250,929	$137,413	$(103,925)	$(49,693)

See Notes to Financial Statements.

Trafalgar Resources, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,		Period from October 1, 2003 (Date of re-entering development stage) to September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net (Loss)	$(11,505)	$(9,511)	$(49,693)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Interest -- non-cash	263	264	527
Changes in operating assets and liabilities:
Accounts Payable	(150)	750	(4,669)
Income Taxes payable	0	0	(1,143)

NET CASH USED BY OPERATING ACTIVITIES	(11,392)	(8,497)	(54,978)

FINANCING ACTIVITIES
Loans	10,000	10,000	20,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	60,000

NET INCREASE (DECREASE) IN CASH	(1,392)	1,503	5,022

CASH AT BEGINNING OF PERIOD	6,414	4,911	0

CASH AT END OF PERIOD	$5,022	$6,414	$5,022

CASH PAID FOR TAXES	$100	$100	$1,724

CASH PAID FOR INTEREST	$450	$0	$940

See Notes to Financial Statements.

Trafalgar Resources, Inc.

Notes to Financial Statements
September 30, 2008 and 2007

NOTE 1:  ORGANIZATION AND HISTORY

Organization
The Company was incorporated in the State of Utah on October 25, 1972 as Electronic Agricultural Machinery Development Corporation.  On January 25, 1974, the name was changed to Zenith Development Corporation.  On April 17, 1980, the name was changed to Alternative Energy Resources, Inc. ("AER"). On April 6, 2004, the name was changed to Trafalgar Resources, Inc.

Nature of Operations
In 1972, the Company was originally organized for the purpose of inventing and developing a selective asparagus harvester. The fourth prototype demonstrated in 1976 was very successful. In 1977, the harvester was licensed to Acurex Corporation of Mountain View California ("Acurex"). Acurex continued to develop the machine for about four years, investing more than one million dollars in the project. However, migrant farm workers have been plentiful and there has been little motivation for the asparagus growers to mechanize. Because of this, Acurex lost interest in the project and, as time passed, all of the Acurex employees with any knowledge of the harvester moved on to other employment. Since 1983, their minimum royalty obligations to the Company have not been met and Acurex has lost its exclusive right to manufacture and sell the product. Since that time, AER has continued to develop the harvester by making it smaller and less expensive to manufacture. Significant progress was made during the harvest of 1988 by updating it with the latest electronic sensing technology. Field testing was done in May and June of 1989, which was very successful. In the spring of 1995, the Asparagus Growers Commission had a study done on four different technologies by Battelle Memorial Institute Pacific Northwest Laboratories. However, an economic study of these technologies done by Washington State University determined that none of the technologies including the Haws Harvester were profitable.

In 1979, the Hot Water Saver was invented. This is an energy conservation measure that slowly pushes the unused heat, that remains in the pipes after each hot water draw, back into the water heater tank. Two U.S. patents, and one worldwide patent, were issued to Kim Haws which he assigned to AER. After five years of research and development, including a study by the Battelle Memorial Institute funded by the U.S. Department of Energy, the Company licensed this technology to Metlund Enterprises of Stockton, California. Several thousand of these units were sold by Metlund, but as the energy conservation efforts subsided, sales dropped and Metlund went out of business.

In 1984, the Gas Alert Signal was invented. It is a flashing or beeping knob that clamps on the valve handle of a compressed gas cylinder. It is used to open and close the valve and reminds the user to close the valve when gas is not being used. One U.S. patent was issued in May, 1987. In 1985, AER designed and manufactured 500 audio units and sold them while test marketing the product. In October, 1987, the Company entered into a licensing agreement with Benzco Inc. of LeGrand Oregon ("Benzco"). One of the most obvious marketing channels for this product is welding supply distributors. However, the Company encountered resistance from such distributors because a significant part of their income is derived from the sale of compressed gas and this product would dramatically reduce its consumption. Benzco found it a real challenge to penetrate this market through other channels. They have since discontinued production and are no longer in business. None of the products have been successful. All of the patents relating to these products have expired.

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

Trafalgar Resources, Inc.

Notes to Financial Statements (continued)
September 30, 2008 and 2007

NOTE 1:  ORGANIZATION AND HISTORY (continued)

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

Financial Instruments
Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

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

Basic Income (Loss) Per Common Share
Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. As of September 30, 2008 and 2007, there were no common stock equivalents. Therefore, the basic and fully diluted income (loss) per share is the same in 2008 and 2007.

Basic and fully diluted net loss per common share, calculated in accordance with SFAS 128, were $(.00) and $(.00) for the years ended September 30, 2008 and 2007, respectively. Weighted average common shares outstanding were 5,250,929 and 5,250,929 for the years ended September 30, 2008 and 2007, respectively.

Revenue Recognition
Revenues are recognized on the accrual basis when services are performed.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred.

Trafalgar Resources, Inc.

Notes to Financial Statements (continued)
September 30, 2008 and 2007

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement upon its effectiveness, if it utilizes derivative instruments or engages in hedging activities.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACT - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

The income tax expense (benefit) for the year ending September 30, differs from the amount computed at the federal statutory rates as follows:

	2008	2007
Income tax expense (benefit at federal statutory rate of 35%	$(4,027)	$(3,294)
State taxes	100	100
Valuation allowance	4,027	3,294

	$100	$100

Deferred tax assets for the year ending September 30, 2008 are composed primarily of the following:

Net Operating Loss Carryforward	$19,532
Valuation allowance	(19,532)

$0

Trafalgar Resources, Inc.

Notes to Financial Statements (continued)
September 30, 2008 and 2007

NOTE 3:  INCOME TAXES (continued)

At September 30, 2008, the Company had a net operating loss carry forward of approximately $55,800 that may be offset against future taxable income through 2026. These losses will start to expire in the year 2011 through 2026. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in 2008 by approximately $4,027.

NOTE 4:  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Management of the Company has conducted a diligent search and concluded that there were no commitments, contingencies, legal matters pending, or liabilities at September 30, 2008 other than as disclosed in the financial statements.

NOTE 5:     RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owes $527 of interest and $20,000 to its President.  Note 1 bears interest at 4.5% per year.  Interest of $450 per year is due on February 27, 2009.  Interest and principal of $10,450 are due on February 27, 2010.  Note 2 bears interest at 4.5% per year.  Interest of $450 per year is due on February 29, 2009 and 2010.  Interest and principal of $10,450 are due on February 29, 2011.