Form 10-Q
period 2008-12-31
Trafalgar Resources, Inc.
filed 2009-02-20
CIK 1310630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  1-32522

Trafalgar Resources, Inc.
(Exact name of registrant as specified in its charter)

Utah	91-0974149
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 2017 Sandy, Utah	84091-2017
(Address of principal executive offices)	(Zip Code)

(801) 748-1114
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                                     Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
5,250,929 shares of no par value common stock on February 11, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2008

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

TRAFALGAR RESOURCES, INC.
Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,795	$5,022

TOTAL CURRENT ASSETS	1,795	5,022

TOTAL ASSETS	$1,795	$5,022

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,100	$600
Interest payable	225	527
Income taxes payable	0	100

TOTAL CURRENT LIABILITIES	3,325	1,227

CONTINGENT LIABILITIES
Note payable -- Related party (Note 2)	20,000	20,000

TOTAL LIABILITIES	23,325	21,227

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(55,018)	(49,693)

TOTAL STOCKHOLDERS' (DEFICIT)	(21,530)	(16,205)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,795	$5,022

See Notes to Financial Statements (Unaudited).

TRAFALGAR RESOURCES, INC.
Statements of Operations
Unaudited

	Three Months Ending December 31,		Period from re-entering development stage to December 31,
	2008	2007	2008
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	5,100	2,810	53,368
	5,100	2,810	53,368

Other Income and Expenses
Interest Expense	(225)	0	(1,202)
Other Income	0	0	50
	(225)	0	(1,152)

(LOSS) BEFORE TAXES	(5,325)	(2,810)	(54,518)

PROVISION FOR TAXES	0	0	500

NET (LOSS)	$(5,325)	$(2,810)	$(55,018)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

See Notes to Financial Statements (Unaudited).

TRAFALGAR RESOURCES, INC.
Statements of Cash Flows
Unaudited

	Three Months Ending December 31,		Period from re-entering development stage to December 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net (Loss)	$(5,325)	$(2,810)	$(55,018)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,500	(53)	(2,471)
Interest payable	(302)	113	527
Income taxes payable	(100)	0	(1,243)

NET CASH USED BY OPERATING ACTIVITIES	(3,227)	(2,750)	(58,205)

FINANCING ACTIVITIES
Loans- Notes payable- Related party	0	0	20,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	60,000

NET INCREASE (DECREASE) IN CASH	(3,227)	(2,750)	1,795

CASH AT BEGINNING OF PERIOD	5,022	6,414	0

CASH AT END OF PERIOD	$1,795	$3,664	$1,795

CASH PAID FOR TAXES	$100	$0	$1,804

CASH PAID FOR INTEREST	$302	$0	$1,142

See Notes to Financial Statements (Unaudited).

TRAFALGAR RESOURCES, INC.
Notes to Financial Statements (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise
Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered a development stage enterprise, as defined in SFAS 7, because since October 1, 2003 it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Unaudited Information
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2008, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Income Taxes
The Company has not had any income in prior periods, therefore, no income taxes were paid. Management has determined that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

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

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owes $225 of interest and $20,000 to its President. Note 1 bears interest of 4.5% per year.  Interest of $450 per year is due on February 27, 2009.  Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest of 4.5% per year. Interest of $450 per year is due on February 28, 2009 and 2010. Interest and principal of $10,450 are due February 28, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2008.

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

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

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company’s shareholders.  The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without  many assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had $1,795 in cash and $23,325 in liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2008, the Company had $5,100 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2008, the Company had a net loss of $5,325 compared to a loss of $2,810 for the three months ended December 31, 2007.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2008, the Company had a net loss of $5,325.   The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended December 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)	Exhibits.

	Item 4	Exhibit No.	Instruments Defining the Rights of Security Holders	Location
	4.01	4	Specimen Stock Certificate	Incorporated by reference *
	10.01	10	Promissory Note - Dated February 27, 2007	This Filing
	10.02	10	Promissory Note - Dated February 29, 2008	This Filing
	31.01	31	CEO Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes--Oxley Act of 2002	This Filing
	31.02	31	CFO Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes--Oxley Act of 2002	This Filing
	32.01	32	CEO Certification Pursuant to Section 906	This Filing
	32.02	32	CFO Certification Pursuant to Section 906	This Filing

* Incorporated by reference from the Company’s registration statement on Form 10-SB filed with the Commission, SEC file no. 0 23502.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.
[Registrant]

Dated:	February 17, 2009	By:	/s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President (Principal Executive Officer)

	February 17, 2009	By	/s/ Anthony Coletti
Anthony Coletti, Principal Accounting Officer