Form 10-Q
period 2009-03-31
Trafalgar Resources, Inc.
filed 2009-05-20
CIK 1310630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  1-32522

Trafalgar Resources, Inc.
(Exact name of registrant as specified in its charter)

Utah	91-0974149
(State or other jursdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 2017, Sandy, Utah	84091-2017
(Address of principal executive offices)	(Zip Code)

(801) 748-1114
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.    Yes [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,250,929 shares of no par value common stock on May 11, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Trafalgar Resources, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

Trafalgar Resources, Inc.
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
ASSETS	Unaudited
CURRENT ASSETS
Cash	$15,802	$5,022

TOTAL CURRENT ASSETS	15,802	5,022

TOTAL ASSETS	$15,802	$5,022

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$600	$600
Interest payable	639	527
Income taxes payable	0	100

TOTAL CURRENT LIABILITIES	1,239	1,227

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	40,000	20,000

TOTAL LIABILITIES	41,239	21,227

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares
authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(58,925)	(49,693)

TOTAL STOCKHOLDERS' (DEFICIT)	(25,437)	(16,205)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$15,802	$5,022

See Notes to Financial Statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ending March 31,		Six Months Ending March 31,		Period from re-entering development stage October 1, 2003 to March 31,
	2009	2008	2009	2008	2009
Income	$0	$0	$0	$0	$2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	3,494	3,800	8,594	6,610	56,862
	3,494	3,800	8,594	6,610	56,862

Other Income and (Expenses)
Interest (Expense)	(412)	0	(638)	0	(1,615)
Other Income	0	0	0	0	50
	(412)	0	(638)	0	(1,565)

(LOSS) BEFORE TAXES	(3,906)	(3,800)	(9,232)	(6,610)	(58,425)

PROVISION FOR TAXES	0	0	0	0	500

NET (LOSS)	$(3,906)	$(3,800)	$(9,232)	$(6,610)	$(58,925)

(LOSS) PER COMMON SHARE	0	0	0	0

Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929	5,250,929	5,250,929

See Notes to Financial Statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ending March 31,		Period from re-entering development stage to March 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net (Loss)	$(9,232)	$(6,610)	$(58,925)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Interest payable	112	263	527
Accounts payable	0	(200)	(4,557)
Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(9,220)	(6,647)	(64,198)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	10,000	40,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	10,000	80,000

NET INCREASE (DECREASE) IN CASH	10,780	3,353	15,802

CASH AT BEGINNING OF PERIOD	5,022	6,414	0

CASH AT END OF PERIOD	$15,802	$9,767	$15,802

CASH PAID FOR TAXES	$100	$0	$1,804

CASH PAID FOR INTEREST	$302	$0	$1,142

See Notes to Financial Statements.

TRAFALGAR RESOURCES, INC.
Notes to Financial Statements (Unaudited)
March 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended March 31, 2009, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

TRAFALGAR RESOURCES, INC.
Notes to Financial Statements (continued)
(Unaudited)
March 31, 2009

Revenue recognition

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

New accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for our fiscal year beginning October 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Had Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity for the asset or liability has significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on October 1, 2008 for financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on our financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) as of October 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the implementation of this statement to have an impact on its results of operations or financial position.

TRAFALGAR RESOURCES, INC.
Notes to Financial Statements (continued)
(Unaudited)
March 31, 2009

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), Business Combinations and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2, which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2009, the Company owes $639 of interest and $40,000 to its President. Note 1 bears interest of 4.5% per year.  Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest of 4.5% per year. Interest of $450 per year is due on February 28, 2010. Interest and principal of $10,450 are due February 28, 2011. Note 3 bears interest of 4.5% per year.  Interest of $900 per year is due on January 15, 2010, 2011, 2012, and 2013.  Interest and Principal of $20,900.00 are due January 15, 2014.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended March 31, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2008.

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

In all likelihood, the Company’s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants; however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for “shell” companies with which to merge.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had $15,802 in cash and $41,239 in liabilities.  The majority of its liability relates to a note payable of $40,000 to a related party.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the six months ended March 31, 2009, the Company had $8,594 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the six months ended March 31, 2009, the Company had a net loss of $9,232 compared to a loss of $6,610 for the six months ended March 31, 2008.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the six months ended March 31, 2009, the Company had a net loss of $9,232.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Trafalgar Resources, Inc.
[Registrant]

Dated: May 19, 2009	By: /s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President
(Principal Executive Officer)

    May 19, 2009                                                           By: /s/ Anthony Coletti
Anthony Coletti, Principal Accounting
Officer