Form 10-Q
period 2009-06-30
Trafalgar Resources, Inc.
filed 2009-08-14
CIK 1310630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  1-32522

Trafalgar Resources, Inc.
(Exact name of registrant as specified in its charter)

Utah                                                                                                                                            91-0974149
(State or other jurisdiction of                                                                                                (IRS Employer Identification No.)
incorporation or organization)

            P.O. Box 2017, Sandy, Utah                                                                                                                 84091-2017
 (Address of principal executive offices)                                                                                                            (Zip Code)

(801) 748-1114
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
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
5,250,929 shares of no par value common stock on August 5, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Trafalgar Resources, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

Trafalgar Resources, Inc.
BALANCE SHEETS

	June30,	September 30,
	2009	2008
ASSETS	Unaudited
CURRENT ASSETS
Cash	$14,163	$5,022

TOTAL CURRENT ASSETS	14,163	5,022

TOTAL ASSETS	$14,163	$5,022

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$735	$600
Interest payable- -Related party	1,088	527
Income taxes payable	0	100
Note payable--Related party--current	10,000	0

TOTAL CURRENT LIABILITIES	11,823	1,227

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	20,000

TOTAL LIABILITIES	41,823	21,227

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares
authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(61,148)	(49,693)

TOTAL STOCKHOLDERS' (DEFICIT)	(27,660)	(16,205)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$14,163	$5,022

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED
					Period from re-entering development stage October 1, 2003 to June 30,

	Three Months Ending June 30,		Nine Months Ending June 30,
	2009	2008	2009	2008	2009
Income	$0	$0	$0	$0	$2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	1,774	1,830	10,367	8,177	58,635
	1,774	1,830	10,367	8,177	58,635

Other Income and (Expenses)
Interest (Expense)	(450)	(225)	(1,088)	(488)	(2,065)
Other Income	0	0	0	0	50
	(450)	(225)	(1,088)	(488)	(2,015)

(LOSS) BEFORE TAXES	(2,224)	(2,055)	(11,455)	(8,665)	(60,648)

PROVISION FOR TAXES	0	0	0	0	500

NET (LOSS)	$(2,224)	$(2,055)	$(11,455)	$(8,665)	$(61,148)

(LOSS) PER COMMON SHARE	0	0	0	0
Basic and fully diluted loss per weighted average common share outstanding

	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
	5,250,929	5,250,929	5,250,929	5,250,929

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED
			Period from re-entering development stage to

	Nine Months Ending June 30,
	2009	2008	June 30, 2009
OPERATING ACTIVITIES
Net (Loss)	$(11,455)	$(8,665)	$(61,148)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Interest payable	561	38	1,088
Accounts payable	135	(750)	(4,534)
Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(10,859)	(9,477)	(65,837)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	10,000	40,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	10,000	80,000

NET INCREASE (DECREASE) IN CASH	9,141	523	14,163

CASH AT BEGINNING OF PERIOD	5,022	6,414	0

CASH AT END OF PERIOD	$14,163	$6,937	$14,163

CASH PAID FOR TAXES	$100	$100	$1,824

CASH PAID FOR INTEREST	$302	$450	$1,242

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30, 2009 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

TRAFALGAR RESOURCES, INC.
Notes to Financial Statements (Unaudited)

New accounting pronouncements

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46 (R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

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

NOTE 2:     RELATED PARTY TRANSACTIONS

At June 30, 2009, the Company owes $1,088 of interest and $40,000 to its President. Note 1 bears interest of 4.5% per year.  Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest of 4.5% per year. Interest of $450 per year is due on February 28, 2010. Interest and principal of $10,450 are due February 28, 2011. Note 3 bears interest of 4.5% per year.  Interest of $900 per year is due on January 15, 2010, 2011, 2012, and 2013.  Interest and principal of $20,900 are due January 15, 2014.

NOTE 3:                            SUBSEQUENT EVENTS

There are no subsequent events.  The Company has evaluated subsequent events from the balance sheet date through August 10, 2009 with the date being the date that the financial statements are issued or are available to be issued.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had $14,163 in cash and $41,823 in liabilities.  The majority of its liability relates to a note payable of $41,088 to a related party.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the nine months ended June 30, 2009, the Company had $10,367 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the nine months ended June 30, 2009, the Company had a net loss of $11,455 compared to a loss of $8,665 for the nine months ended June 30, 2008.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended June 30, 2009, the Company had a net loss of $2,224.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4                      Exhibit No.                                Instruments Defining the Rights of Security HoldersLocation

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

Trafalgar Resources, Inc.
[Registrant]

Dated: August 13, 2009	By: /s/ Anthony Brandon Escobar
Anthony Brandon Escobar, President
(Principal Executive Officer)

    August 13, 2009                                                                By: /s/ Anthony Coletti
Anthony Coletti, Principal Accounting
Officer