Form 10-K
period 2009-09-30
Trafalgar Resources, Inc.
filed 2009-12-29
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-32522

Trafalgar Resources, Inc.

(Name of small business issuer in its charter)

Nevada                                                                                 91-0974149

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

     12587 S. 1745 E. Draper, UT

  84020

 (Address of principal executive offices)    (Zip Code)

Issuer’s telephone number (801) 748-1114

Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which registered

None                                              Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Class A Voting Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ]

No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [X]

No   [   ]

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

Yes [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The bid as of the last day of the second quarter was $0.55 giving the shares held by non-affiliates a market value of $138,011.

As of December 28, 2009, the Registrant had 5,250,929 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

PART I

Item 1. Business

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

Item 2. Property

The Company owns no properties and utilizes space on a rent-free basis in the office of its principal stockholder, Anthony Brandon Escobar.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities; however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “TFLG.”  Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters.  Although the Company's common stock is quoted on the Bulletin Board it has traded sporadically with no real volume and there is currently no ask price.  Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended	High Bid	Low Bid
September 2009	$1.60	$0.55
June 2009	$1.60	$0.55
March 2009	$1.60	$0.55
December 2008	$1.60	$0.55

September 2008	$1.60	$1.30
June 2008	$1.60	$1.30
March 2008	$1.60	$1.30
December 2007	$1.60	$1.30

September 2007	$1.60	$1.30
June 2007	$1.60	$1.30
March 2007	$1.60	$1.55
December 2006	$2.00	$1.50

At December 28, 2009, the bid price for the Company's Common Stock was $1.60 and $0.55.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2009 or 2008.

Holders – At December 28, 2009, the Company had approximately 231 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2009 or 2008.  We had a net loss of $13,832 for the year ended September 30, 2009.  At September 30, 2009, we had cash and cash equivalents of $10,961 and a working capital deficit of $37.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2009	For the Year Ended September 30, 2008
Revenues	$ -	$ -
General and Administrative Expenses	12,194	10,742
Net Loss	13,832	11,505
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	5,250,929	5,250,929
Weighted Average Number of Fully Diluted Shares Outstanding	5,250,929	5,250,929
BALANCE SHEET DATA:
	September 30, 2009	September 30, 2008
Total Current Assets	$ 10,961	$ 5,022
Total Assets	10,961	5,022
Total Current Liabilities	10,998	1,227
Working Capital	(37)	3,795
Shareholders’ Equity (Deficit)	(30,037)	(16,205)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had $10,961 in cash and current liabilities of $10,998.  As of September 30, 2009, the Company had a working capital deficit of $37. The Company had working capital of $3,795 as of September 30, 2008.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2009, the Company had $12,194 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Expenses were slightly lower than in previous years as the Company had only limited operations related to completed audits and accounting work and filed documents with the Securities and Exchange Commission.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2009, the Company had a net loss of $13,832 compared to a loss of $11,505 for the year ended September 30, 2008.

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

Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are presented immediately following the signature page to this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm helps mitigate this potential weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 28, 2009, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director of Officer Since

Anthony B. Escobar

35

President and Director

2004

Sean Escobar

29

Vice President and Director

2004

Anthony Coletti

39

Secretary and Treasure and Director

2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 35, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 29, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 39, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

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

Compliance With Section 16(A) Of The Exchange Act

The Company is not aware of any late reports filed by officers, directors and ten percent shareholders.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2009, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation  was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2009, 2008, and 2007.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors – None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 15, 2009, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,929 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group .

               Amount and Nature of

Name of Beneficial Owner

Beneficial Ownership (1)

Percent Title of Class

Class A Voting

Anthony Brandon Escobar

4,937,500

94.03%

8124 S. Grambling Way

Sandy, Utah 84094

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Class A Voting

Anthony Brandon Escobar

----------See Above----------

President

Class A Voting

Sean Escobar

    31,250

00.59%

Vice President

                                                10344 Silver Willow Dr.

Sandy, Utah 84070

Class A Voting

Anthony Coletti

    31,250

00.59%

Secretary/Treasurer

7036 Derek Hollow Cove

Midvale, Utah 84047

All Officers

and Directors

as a Group (3 person)

5,000,000

95.22%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2009, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class A Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

     Anthony Brandon Escobar  -  4,937,500 shares for $39,500

     Sean Escobar -  31,250 shares for $250

     Anthony Coletti -  31,250 shares for $250

This sale of the Company =s common stock was for the purpose of raising operating capital for the Company.  At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

At September 30, 2009, the Company owed $598 of interest and $40,000 to Anthony Escobar, its president.  The funds are owed in three notes.  Note 1 bears interest of 4.5% per year.  Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest of 4.5% per year. Interest of $450 per year is due on February 28, 2010. Interest and principal of $10,450 are due February 28, 2011. Note 3 bears interest of 4.5% per year.  Interest of $900 per year is due on January 15, 2010, 2011, 2012, and 2013.  Interest and principal of $20,900 are due January 15, 2014.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:   $4,730 for 2009, $8,300 for 2008 and $1,800 for 2007.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2009, $0 for 2008 and $0 for 2007.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2009, $0 for 2008 and $0 for 2007.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2009, $0 for 2008 and $0 for 2007.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Stockholders = (Deficit)

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6-8

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit

Reference

Number

Number

Title of Document

Location

3.01

3

Articles of Incorporation

Incorporated by reference*

3.04

3

Bylaws

Incorporated by reference*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.

Date: December 28, 2009

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

Signature

Title

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 28, 2009

/s/ Sean Escobar

Sean Escobar

Director

December 28, 2009

/s/ Anthony Coletti

Anthony Coletti

Director

December 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2009 and 2008, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a deficit working capital, a retained deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

December 18, 2009

F-1

Trafalgar Resources, Inc.
BALANCE SHEET
September 30, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$10,961	$5,022

TOTAL CURRENT ASSETS	10,961	5,022

TOTAL ASSETS	$10,961	$5,022

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$300	$600
Interest payable--Related party	598	527
Income taxes payable	100	100
Note payable--Related party--current	10,000	0

TOTAL CURRENT LIABILITIES	10,998	1,227

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	20,000

TOTAL LIABILITIES	40,998	21,227

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(63,525)	(49,693)

TOTAL STOCKHOLDERS' (DEFICIT)	(30,037)	(16,205)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,961	$5,022

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS

	Years Ended September 30,		Period from October 1, 2003 (Date of re-entering development stage) to September 30,
	2009	2008	2009
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	12,194	10,742	60,462
	12,194	10,742	60,462

Other Income and (Expenses)
Interest (Expense)	(1,538)	(713)	(2,515)
Other Income	0	50	50

(LOSS) BEFORE TAXES	(13,732)	(11,405)	(62,925)

PROVISION FOR TAXES	100	100	600

NET (LOSS)	$(13,832)	$(11,505)	$(63,525)

(LOSS) PER COMMON SHARE	0	0
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)
Period from October 1, 2003 (date of re-entering development stage) to September 30, 2009

	Common Stock		Retained	Deficit from Re-entering Development	Total Stockholders' Equity
	Shares	Amount	Deficit	Stage	(Deficit)
Balance at October 1, 2003
(date of re-entering development stage)	5,250,929	$97,413	$(103,925)	$0	$(6,512)
Net loss for year				(6,065)	(6,065)

Balance at September 30, 2004	5,250,929	97,413	(103,925)	(6,065)	(12,577)
Stock issued for cash		40,000			40,000
Net loss for year				(12,314)	(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)	15,109
Net loss for year				(10,298)	(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)	4,811
Net loss for year				(9,511)	(9,511)

Balance at September 30, 2007	5,250,929	137,413	(103,925)	(38,188)	(4,700)
Net loss for year				(11,505)	(11,505)

Balance at September 30, 2008	5,250,929	137,413	(103,925)	(49,693)	(16,205)
Net Loss for Year				(13,832)	(13,832)

Balance at September 30, 2009	5,250,929	$137,413	$(103,925)	$(63,525)	$(30,037)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended September 30,		Period from (October 1, 2003 (Date of re-entering development stage) to September 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net (Loss)	$(13,832)	$(11,505)	$(63,525)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in operating assets and liabilities:
Interest payable	71	263	598
Accounts payable	(300)	(150)	(4,969)
Income taxes payable	0	0	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(14,061)	(11,392)	(69,039)

FINANCING ACTIVITIES
Loans- Notes payable - Related party	20,000	10,000	40,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	10,000	80,000

NET INCREASE (DECREASE) IN CASH	5,939	(1,392)	10,961

CASH AT BEGINNING OF PERIOD	5,022	6,414	0

CASH AT END OF PERIOD	$10,961	$5,022	$10,961

CASH PAID FOR TAXES	$100	$100	$1,824

CASH PAID FOR INTEREST	$1,467	$450	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered a development stage enterprise, as defined in FASB ASC 915-10-05, because since October 1, 2003 it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

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

Income taxes

We account for income taxes in accordance with FASB ASC 740-10-05 , “Accounting  for Income Taxes”.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, and other current assets, accounts payable, interest payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September 30, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 2: Related Party Transactions

At September 30, 2009, the Company owes $598 of interest and $40,000 to its President. Note 1 is for $10,000, and bears interest of 4.5% per year.  $10,450 in interest and principal is due on February 27, 2010. Note 2 is for $10,000, and bears interest of 4.5% per year. $450 in interest is due on February 28, 2010, and $10,450 in interest and principal is due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2010, 2011, 2012, and 2013.  $20,900 in interest and principal is due January 15, 2014.

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

The income tax expense (benefit) for the year ending September 30, differs from the amount computed at the federal statutory rates as follows:

   2009

  2008

Income tax expense (benefit) at federal statutory rate of 35%

$(4,841)

$(4,027)

State taxes

      100

      100

Valuation allowance

   4,841

   4,027

 $   100

$    100

Deferred tax assets for the year ending September 30, 2009 are composed primarily of the following:

Net Operating Loss Carryforward

$22,234

Valuation allowance

 (22,234)

         $0

At September 30, 2009, the Company had a net operating loss carry forward of approximately $63,525 that may be offset against future taxable income through 2026. These losses will start to expire in the year 2011 through 2026. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased in 2009 by approximately $4,841.

Note 4: Subsequent Events

The company has evaluated subsequent events from the balance sheet date through December 28, 2009 and determined there are no events to disclose.

F-7