Form 10-K/A
period 2009-09-30
Trafalgar Resources, Inc.
filed 2010-01-22
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

12587 S. 1745 E., Draper, Utah

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

No   [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [X ]

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Trafalgar Resources, Inc. for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009 (the “Original Filing”). We are filing this Amendment to amend the front cover of the Original Filing to correct a typographical error on the front cover as to the state of incorporation.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ITEM 15. Exhibits

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

Date: January 19, 2010

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

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

January 19, 2010

/s/ Sean Escobar

Sean Escobar

Director

January 19, 2010

/s/ Anthony Coletti

Anthony Coletti

Director

January 19, 2010

4