Form 10-Q
period 2009-12-31
Trafalgar Resources, Inc.
filed 2010-02-12
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

5,250,929 shares of no par value common stock on January 29, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

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

Trafalgar Resources, Inc.
BALANCE SHEET

	December 31,	September 30,
	2009	2009
ASSETS	Unaudited
CURRENT ASSETS
Cash	$8,909	$10,961

TOTAL CURRENT ASSETS	8,909	10,961

TOTAL ASSETS	$8,909	$10,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,800	$300
Interest payable--Related party	1,048	598
Income taxes payable	100	100
Note payable--Related party--current	10,000	10,000

TOTAL CURRENT LIABILITIES	13,948	10,998

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	43,948	40,998

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(68,527)	(63,525)

TOTAL STOCKHOLDERS' (DEFICIT)	(35,039)	(30,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$8,909	$10,961

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ending December 31,		Period from October 1, 2003 (Date of re-entering development stage) to December 31,
	2009	2008	2009
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	4,552	5,100	65,014
	4,552	5,100	65,014

Other Income and (Expenses)
Interest (Expense)	(450)	(225)	(2,965)
Other Income	0	0	50

(LOSS) BEFORE TAXES	(5,002)	(5,325)	(67,927)

PROVISION FOR TAXES	0	0	600

NET (LOSS)	$(5,002)	$(5,325)	$(68,527)

(LOSS) PER COMMON SHARE	0	0
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED
	Three Months Ending December 31,		Period from (October 1, 2003 (Date of re-entering development stage) to December 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net (Loss)	$(5,002)	$(5,325)	$(68,527)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in operating assets and liabilities:
Interest payable	450	(302)	1,048
Accounts payable	2,500	2,500	(2,469)
Income taxes payable	0	(100)	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(2,052)	(3,227)	(71,091)

FINANCING ACTIVITIES
Loans- Notes payable - Related party	0	0	40,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	80,000

NET INCREASE (DECREASE) IN CASH	(2,052)	(3,227)	8,909

CASH AT BEGINNING OF PERIOD	10,961	5,022	0

CASH AT END OF PERIOD	$8,909	$1,795	$8,909

CASH PAID FOR TAXES	$100	$100	$1,924

CASH PAID FOR INTEREST	$0	$302	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

December 31, 2009

Note 1: Summary of Significant Accounting Policies

Development stage enterprise

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered a development stage enterprise because since October 1, 2003 it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2009 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Income taxes

We account for income taxes in accordance with FASB ASC 740-10-05, “Accounting for Income Taxes”. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Revenue recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer

 TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

December 31, 2009

Note 1: Summary of Significant Accounting Policies (continued)

of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

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

Note 2: Related Party Transactions

At December 31, 2009, the Company owes $1,048 of interest and $40,000 to its President. Note 1 is for $10,000, and bears interest of 4.5% per year.  $10,450 in interest and principal is due on February 27, 2010. Note 2 is for $10,000,

and bears interest of 4.5% per year. $450 in interest is due on February 28, 2010, and $10,450 in interest and principal is due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2010, 2011, 2012, and 2013.  $20,900 in interest and principal is due January 15, 2014.

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

The income tax expense (benefit) for the quarter ending December 31, 2009 differs from the amount computed at the federal statutory rates as follows:

    December 31,

   September 30,

          2009

          2009

Income tax expense (benefit) at

federal statutory rate of 35%

       $(1,751)

        $(4,841)

State taxes

               100

                100

Valuation allowance

            1,751

             4,841

          $   100

           $   100

Deferred tax assets for the quarter ending December 31, 2009 are composed primarily of the following:

Net Operating Loss Carryforward

$23,985

Valuation allowance

(23,985)

         $0

At December 31, 2009, the Company had a net operating loss carry forward of approximately $63,525 that may be offset against future taxable income through 2026. These losses will start to expire in the year 2011 through 2026. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased during the quarter ending December 31, 2009 by approximately $1,751.

Note 4: Subsequent Events

The company has evaluated subsequent events from the balance sheet date through February 11, 2010 and determined there are no events to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2009.

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

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. Such consequences might include expense, time delays or loss of voting control.  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had $8,909 in cash and $43,948 in liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2009, the Company had $4,552 in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2009, the Company had a net loss of $5,002 compared to a loss of $5,325 for the three months ended December 31, 2008.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2009, the Company had a net loss of $5,002.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended December 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

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

Dated: February 11, 2010

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 11, 2010

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer