Form 10-Q
period 2010-03-31
Trafalgar Resources, Inc.
filed 2010-05-17
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                                                                                                                                                 Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

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

5,250,929 shares of no par value common stock on April 30, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

Trafalgar Resources, Inc.
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	Unaudited
CURRENT ASSETS
Cash	$1,521	$10,961

TOTAL CURRENT ASSETS	1,521	10,961

TOTAL ASSETS	$1,521	$10,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$0	$300
Interest payable	1,498	598
Income taxes payable	0	100
Notes Payable-Related Party-current	20,000	10,000

TOTAL CURRENT LIABILITIES	21,498	10,998

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	20,000	30,000

TOTAL LIABILITIES	41,498	40,998

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares
authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(73,465)	(63,525)

TOTAL STOCKHOLDERS' (DEFICIT)	(39,977)	(30,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,521	$10,961

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED
					Period from re-entering development stage October 1, 2003 to March 31,

	Three Months Ending March 31,		Six Months Ending March 31,
	2010	2009	2010	2009	2010
Income	$0	$0	$0	$0	$2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	4,488	3,494	9,040	8,594	69,502
	4,488	3,494	9,040	8,594	69,502

Other Income and (Expenses)
Interest (Expense)	(450)	(412)	(900)	(638)	(3,415)
Other Income	0	0	0	0	50
	(450)	(412)	(900)	(638)	(3,365)

(LOSS) BEFORE TAXES	(4,938)	(3,906)	(9,940)	(9,232)	(72,865)

PROVISION FOR TAXES	0	0	0	0	600

NET (LOSS)	$(4,938)	$(3,906)	$(9,940)	$(9,232)	$(73,465)

(LOSS) PER COMMON SHARE	0	0	0	0
Basic and fully diluted loss per weighted average common share outstanding

	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
	5,250,929	5,250,929	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED
			Period from re-entering development stage October 1, 2003 to March 31,

	Six Months Ending March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net (Loss)	$(9,940)	$(9,232)	$(73,465)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Interest payable	900	112	1,498
Accounts payable	(300)	0	(5,269)
Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(9,440)	(9,220)	(78,479)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	0	20,000	40,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	20,000	80,000

NET INCREASE (DECREASE) IN CASH	(9,440)	10,780	1,521

CASH AT BEGINNING OF PERIOD	10,961	5,022	0

CASH AT END OF PERIOD	$1,521	$15,802	$1,521

CASH PAID FOR TAXES	$100	$100	$2,024

CASH PAID FOR INTEREST	$0	$302	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

March 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended March 31, 2010 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Income taxes

We account for income taxes in accordance with FASB ASC 740-10-05, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

March 31, 2010

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through March 31, 2010, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business.  Accounting standards updates have been issued through 2010-18.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

March 31, 2010

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2010, the Company owes $1,498 of interest and $40,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year.  Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011.  Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, 2013.  $20,900 in interest and principal is due January 15, 2014.

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

The income tax expense (benefit) for the quarter ending March 31, 2010 differs from the amount computed the federal statutory rates as follows;

 Quarter Ended

 Quarter Ended

March 31, 2010

March 31, 2009

Income tax Expense (benefit) at

      $(3,479)

       $(3,231)

State Taxes

                0                                               0

Valuation allowance

         3,479                                        3,231

                                                                $        0

       $        0

Deferred tax assets for the quarter ending March 31, 2010 are composed primarily of the following:

Net operating Loss Carryforward

         $23,985

Valuation allowance

                         (23,985)

                                                                                                                       $          0

At March 31, 2010, the Company had a net operating loss carry forward of approximately $63,525 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending March 31, 2010 by approximately $3,479.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the report is issued and determined there are no events to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended March 31, 2010 and 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had $1,521 in cash and $41,498 in liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the six months ended March 31, 2010, the Company had $9,040 in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three and six months ended March 31, 2010, the Company had a net loss of $4,938 and $9,940, respectively, compared to a loss of $3,906 and $9,232 for the three and six months ended March 31, 2009.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the six months ended March 31, 2010, the Company had a net loss of $9,940.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  (Reserved and Removed)

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

Dated: May 14, 2010

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    May 14, 2010

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer