Form 10-K
period 2010-09-30
Trafalgar Resources, Inc.
filed 2011-01-04
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-32522

Trafalgar Resources, Inc.

(Name of small business issuer in its charter)

Utah       91-0974149

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

P.O.Box 2017, Sandy, Utah

 84091

 (Address of principal executive offices)    (Zip Code)

Issuer’s telephone number (801) 748-1114

Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which registered

None       Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Class “A” Voting Common Stock, no par value

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

Yes [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant’s shares are listed on the OTCBB with no ask and only a bid price.  The bid on December 20, 2010, was $0.50 giving the shares held by non-affiliates a market value of $125,458.

As of December 20, 2010, the Registrant had 5,250,929 shares of common stock issued and outstanding.

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

Item 4. (Removed and Reserved).

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

Quarter Ended	High Bid	Low Bid
September 2010	$1.60	$1.30
June 2010	$1.60	$1.30
March 2010	$1.60	$1.30
December 2009	$1.60	$1.30

September 2009	$1.60	$1.30
June 2009	$1.60	$1.30
March 2009	$1.60	$1.30
December 2009	$1.60	$1.30

September 2008	$1.60	$1.30
June 2008	$1.60	$1.30
March 2008	$1.60	$1.30

At December 20, 2010, the bid price for the Company's Common Stock was $0.50 and $10.00.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2010 or 2009.

Holders – At December 28, 2010, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2010 or 2009.  We had a net loss of $19,975 for the year ended September 30, 2010.  At September 30, 2010, we had cash and cash equivalents of $4,466 and negative working capital of $20,012.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2010	For the Year Ended September 30, 2009
Revenues	$ -	$ -
General and Administrative Expenses	16,545	12,194
Net Loss	(19,975)	(13,832)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	5,250,929	5,250,929
Weighted Average Number of Fully Diluted Shares Outstanding	5,250,929	5,250,929
BALANCE SHEET DATA:
	September 30, 2010	September 30, 2009
Total Current Assets	$ 4,466	$ 10,961
Total Assets	4,466	10,961
Total Current Liabilities	24,478	10,998
Working Capital	(20,012)	(37)
Shareholders’ Equity (Deficit)	(50,012)	(30,037)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as “forward-looking statements.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company had $4,466 in cash and liabilities of $54,478.  As of September 30, 2010, the Company had a negative working capital of $20,012. The Company had a negative working capital of $37 as of September 30, 2009.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2010, the Company had $16,545 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Expenses were slightly lower than in previous years as the Company had only limited operations related to completed audits and accounting work and filed documents with the Securities and Exchange Commission.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2010, the Company had a net loss of $19,975 compared to a loss of $13,832 for the year ended September 30, 2009.

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes the controls and procedures provide a reasonable basis for the conclusions.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our controls are reasonably effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 5, 2010, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director of Officer Since

Anthony B. Escobar

36

President and Director

2004

Sean Escobar

30

Vice President and Director

2004

Anthony Coletti

40

Secretary and Treasure and Director

2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 36, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 30, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 40, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana and Wyoming, where he has worked with over 240 physicians.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2010, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2010, 2009, and 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 6, 2010, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,915 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Class “A” Voting

Anthony Brandon Escobar

                  4,937,500

               94.03%

12587 S. 1745 E.

Draper, Utah 84020

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Class “A” Voting

Anthony Brandon Escobar

----------See Above----------

President

Class “A” Voting

                Sean Escobar

                      31,250

                00.59%

Vice President

10344 Silver Willow Dr.

Sandy, Utah 84070

Class “A” Voting

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2010, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

At September 30, 2010, the Company owed $3,928 of interest and $50,000 to Anthony Escobar, its president.  The funds are owed in four notes.  Note 1 bears interest of 4.5% per year with a default rate of 18%.  Interest and principal of $10,450 are due on February 27, 2010. Note 2 bears interest of 4.5% per year. Interest of $450 per year is due on February 28, 2010. Interest and principal of $10,450 are due February 28, 2011. Note 3 bears interest of 4.5% per year. Interest of $900 per year is due on January 15, 2010, 2011, 2012, and 2013.  Interest and Principal of $20,900 are due January 15, 2014.  Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and Principal of $10,450 is due May 07, 2015.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,600 for 2010 and $7,100 for 2009.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2010 and $1,530 for 2009.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $600 for 2010 and $600 for 2009.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $750 for 2010 and $300 for 2009.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Stockholders’ (Deficit)

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

Date: December 28, 2010

By: /s/ Anthony Brandon Escobar

     Anthony Brandon Escobar, President and

    Director (Principal Executive Officer)

By: /s/ Anthony Coletti

     Anthony Coletti, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 28, 2010

/s/ Sean Escobar

Sean Escobar

Director

December 28, 2010

/s/ Anthony Coletti

Anthony Coletti

Director

December 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a deficit working capital, a retained deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

December 29, 2010

Trafalgar Resources, Inc.
BALANCE SHEET
September 30, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$4,466	$10,961

TOTAL CURRENT ASSETS	4,466	10,961

TOTAL ASSETS	$4,466	$10,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$450	$300
Interest payable--Related party	3,928	598
Income taxes payable	100	100
Note payable--Related party—current	20,000	10,000

TOTAL CURRENT LIABILITIES	24,478	10,998

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	54,478	40,998

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(83,500)	(63,525)

TOTAL STOCKHOLDERS' (DEFICIT)	(50,012)	(30,037)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,466	$10,961

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS

	Years Ended September 30,		Period from October 1, 2003 (Date of re-entering development stage) to September 30,
	2010	2009	2010
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	16,545	12,194	77,007
	16,545	12,194	77,007

Other Income and (Expenses)
Interest (Expense)	(3,330)	(1,538)	(5,845)
Other Income	0	0	50

(LOSS) BEFORE TAXES	(19,875)	(13,732)	(82,800)

PROVISION FOR TAXES	100	100	700

NET (LOSS)	$(19,975)	$(13,832)	$(83,500)

(LOSS) PER COMMON SHARE	0	0
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from October 1, 2003 (date of re-entering development stage) to September 30, 2010

	Common Stock		Retained	Deficit from Re-entering Development	Total Stockholders' Equity
	Shares	Amount	Deficit	Stage	(Deficit)
Balance at October 1, 2003
(date of re-entering development stage)	250,929	$97,413	$(103,925)	$0	$(6,512)
Net loss for year				(6,065)	(6,065)

Balance at September 30, 2004	250,929	97,413	(103,925)	(6,065)	(12,577)
Stock issued for cash	5,000,000	40,000			40,000
Net loss for year				(12,314)	(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)	15,109
Net loss for year				(10,298)	(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)	4,811
Net loss for year				(9,511)	(9,511)

Balance at September 30, 2007	5,250,929	137,413	(103,925)	(38,188)	(4,700)
Net loss for year				(11,505)	(11,505)

Balance at September 30, 2008	5,250,929	137,413	(103,925)	(49,693)	(16,205)
Net Loss for Year				(13,832)	(13,832)

Balance at September 30, 2009	5,250,929	137,413	(103,925)	(63,525)	(30,037)
Net Loss For Year				(19,975)	(19,975)

Balance at September 30, 2010	5,250,929	$137,413	$(103,925)	$(83,500)	$(50,012)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS

	Years Ended September 30,		Period from (October 1, 2003 (Date of re-entering development stage) to September 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net (Loss)	$(19,975)	$(13,832)	$(83,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in operating assets and liabilities:
Interest payable	3,330	71	3,928
Accounts payable	150	(300)	(4,819)
Income taxes payable	0	0	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(16,495)	(14,061)	(85,534)

FINANCING ACTIVITIES
Loans- Notes payable - Related party	10,000	20,000	50,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	20,000	90,000

NET INCREASE (DECREASE) IN CASH	(6,495)	5,939	4,466

CASH AT BEGINNING OF PERIOD	10,961	5,022	0

CASH AT END OF PERIOD	$4,466	$10,961	$4,466

CASH PAID FOR TAXES	$100	$100	$1,824

CASH PAID FOR INTEREST	$0	$1,467	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2010

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

September 30, 2010

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September, 30, 2010 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2010

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2010, the Company owes $3,928 of interest and $50,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year.  Note 1 is currently in default resulting in an 18% default rate of interest accruing.  Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011.  Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, 2013.  $20,900 in interest and principal is due January 15, 2014.  Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and Principal of $10,450 is due May 07, 2015.

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

The income tax expense (benefit) for the year ending September 30, 2010 differs from the amount computed the federal statutory rates as follows;

 Year Ended

     Year Ended

September 30, 2010

September 30, 2009

Income tax Expense (benefit) at

      $(6,991)

       $(4,841)

State Taxes

             100                                     100

Valuation allowance

          6,991                                   4,841

                                                                $   100

        $   100

Deferred tax assets for the year ending September 30, 2010 are composed primarily of the following:

Net operating Loss Carryforward

         $29,225

Valuation allowance

                        (29,225)

                                                                                                             $         0

At September 30, 2010 the Company had a net operating loss carry forward of approximately $83,500 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending September 30, 2010 by approximately $6,991.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date and determined there are no events to disclose.