Form 10-Q
period 2010-12-31
Trafalgar Resources, Inc.
filed 2011-02-22
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number: 1-32522

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

5,250,929 shares of no par value common stock on February 14, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2010

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

Trafalgar Resources, Inc.
BALANCE SHEET
December 31, 2010 and September 30, 2010

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,016	$4,466

TOTAL CURRENT ASSETS	4,016	4,466

TOTAL ASSETS	$4,016	$4,466

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,100	$450
Interest payable--Related party	4,828	3,928
Note payable – Related party - current	20,000	20,000
Income taxes payable	100	100

TOTAL CURRENT LIABILITIES	27,028	24,478

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	57,028	54,478

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000
shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(86,500)	(83,500)

TOTAL STOCKHOLDERS' (DEFICIT)	(53,012)	(50,012)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,016	$4,466

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF OPERATIONS
UNAUDITED
	Three Months Ending December 31,		Period from October 1, 2003 (Date of re-entering development stage) to December 31,
	2010	2009	2010
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	2,100	4,552	79,107
	2,100	4,552	79,107

Other Income and (Expenses)
Interest (Expense)	(900)	(450)	(6,745)
Other Income	0	0	50

(LOSS) BEFORE TAXES	(3,000)	(5,002)	(85,800)

PROVISION FOR TAXES	0	0	700

NET (LOSS)	$(3,000)	$(5,002)	$(86,500)

(LOSS) PER COMMON SHARE	0	0
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.
STATEMENTS OF CASH FLOWS
UNAUDITED
	Three Months Ending December 31,		Period from (October 1, 2003 (Date of re-entering development stage) to December 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net (Loss)	$(3,000)	$(5,002)	$(86,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in operating assets and liabilities:
Interest payable	900	450	4,828
Accounts payable	1,650	2,500	(3,169)
Income taxes payable	0	0	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(450)	(2,052)	(85,984)

FINANCING ACTIVITIES
Loans- Notes payable - Related party	0	0	50,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	90,000

NET INCREASE (DECREASE) IN CASH	(450)	(2,052)	4,016

CASH AT BEGINNING OF PERIOD	4,466	10,961	0

CASH AT END OF PERIOD	$4,016	$8,909	$4,016

CASH PAID FOR TAXES	$100	$100	$1,824

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

December 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2010 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

December 31, 2010

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2010, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2011-01, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2010, the Company owes $4,828 of interest and $50,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 1 is currently in default resulting in an 18% default rate of interest accruing.  Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011.  Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, 2013.  $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011,2012,2013 and 2014.  Interest and Principal of $10,450 is due May 7, 2015.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

December 31, 2010

(continued)

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

The income tax expense (benefit) for the quarter ending December 31, 2010 differs from the amount computed the federal statutory rates as follows;

    Quarter Ended                         Year Ended

December 31, 2010

September 30, 2010

Income tax Expense (benefit) at

    $  (1,050)

  $(6,991)

 State Taxes

                –

        100

Valuation allowance

         1,050

                     6,991

–

   $   100

Deferred tax assets for the year ending December 31, 2010 are composed primarily of the following:

Net Operating Loss Carry Forward

        $30,275

Valuation allowance

                        (30,275)

                                                                                                                       $         –

At December 31, 2010 the Company had a net operating loss carry forward of approximately $86,500 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carry forwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending December 31, 2010 by approximately $1,050.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2010 and 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company had $4,016 in cash and $57,028 in liabilities with $27,028 in current liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2010, the Company had $3,000 in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the three months ended December 31, 2010, the Company had a net loss of $3,000 compared to a loss of $5,002 for the three months ended December 31, 2009.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2010, the Company had a net loss of $3,000.   The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes our controls are reasonably effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  (Removed and Reserved)

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

Dated: February 21, 2011

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 21, 2011

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer