Form 10-Q
period 2011-06-30
Trafalgar Resources, Inc.
filed 2011-08-11
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

5,250,929 shares of no par value common stock on July 29, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

Trafalgar Resources, Inc.
BALANCE SHEETS
	June 30, 2011 Unaudited	September 30, 2010
Statement of Financial Position
ASSETS
CURRENT ASSETS
Cash	$ 13,683	$ 4,466

TOTAL CURRENT ASSETS	13,683	4,466

TOTAL ASSETS	$ 13,683	$ 4,466

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 450
Interest payable - related party	7,553	3,928
Income taxes payable	-	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	27,553	24,478

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	50,000	30,000

TOTAL LIABILITIES	77,553	54,478

STOCKHOLDERS' (DEFICIT)

Common stock, no par value, 100,000,000 shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(97,358)	(83,500)

TOTAL STOCKHOLDERS' (DEFICIT)	(63,870)	(50,012)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 13,683	$ 4,466

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS UNAUDITED
	Three Month Period Ending June 30, 2011	Three Month Period Ending June 30, 2010	Nine Month Period ending June 30, 2011	Nine Month Period Ending June 30, 2010	Period from re-entering development stage October 1, 2003 to to June 30, 2011
Statement of Income
Income	0	0	0	0	2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	2,541	2,503	10,233	11,543	87,240
Total Expenses	2,541	2,503	10,233	11,543	87,240

Other Income and (Expenses)
Interest (Expense)	(1,475)	(562)	(3,625)	(1,462)	(9,470)
Other Income	-	-	-	-	50
Total other Income and (Expense)	(1,475)	(562)	(3,625)	(1,462)	(9,420)

(LOSS) BEFORE TAXES	(4,016)	(3,065)	(13,858)	(13,005)	(96,658)

PROVISION FOR TAXES	-	-	-	-	700

NET (LOSS)	$ (4,016)	$ (3,065)	$ (13,858)	$ (13,005)	$ (97,358)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	0	0	0	0

Weighted average number of common shares outstanding	5,250,929	5,250,929	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS UNAUDITED
	For the Nine Month Period Ending June 30, 2011	For the Nine Months Period Ending June 30, 2010	Period from re-entering development stage to on October 1, 2003 to June 30, 2011
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(13,858)	$(13,005)	$(97,358)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease Interest payable	3,625	1,462	7,553
(Increase)/Decrease Accounts payable	(450)	(300)	(5,269)
(Increase)/ Decrease Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(10,783)	(11,943)	(96,317)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	10,000	70,000
Stock Sold	0	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	10,000	110,000

NET INCREASE (DECREASE) IN CASH	9,217	(1,943)	13,683

CASH AT BEGINNING OF PERIOD	4,466	10,961	0
CASH AT END OF PERIOD	$13,683	$9,018	$13,683
CASH PAID FOR TAXES	$100	$100	$1,924
CASH PAID FOR INTEREST	$0	$0	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements (Unaudited)

June 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30, 2011 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Revenue recognition

We do not have any revenue and do not anticipate any revenue in the near term.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through June 30, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2011-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At June 30, 2011, the Company owes $7,553 of interest and $70,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013 and 2014. Interest and Principal of $20,950 is due on February 1, 2015.

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

The income tax expense (benefit) for the quarter ending June 30, 2011 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010
Income tax Expense (benefit) at	$ (4,850)	$(1,073)
State Taxes	-	-
Valuation allowance	$ 4,850	$ 1,073
	-	-

Deferred tax assets for the quarter ending June 30, 2011 are composed primarily of the following:

Net Operating Loss Carry Forward	$34,075
Valuation allowance	(34,075)
$ --

At June 30,2011, the Company had a net operating loss carry forward of approximately $97,346 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carry forwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending June 30, 2011 by approximately $4,850.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements.  Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance; however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended June 30, 2011 and 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had $13,683 in cash and $77,553 in liabilities with $27,553 in current liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and nine months ended June 30, 2011, the Company had $2,541 and $10,233, respectively in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had interest expense of $1,475 and $3,625, for the three and nine months ended June 30, 2011.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and nine months ended June 30, 2011, the Company had a net loss of $4,016 and $13,858, respectively, compared to a loss of $3,065 and $13,005, respectively, for the three and nine months ended June 30, 2010.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three and nine months ended June 30, 2011, the Company had a net loss of $4,016 and $13,858, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected but we believe the controls and procedures do provide a reasonable assurance.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

32

CFO Certification pursuant to

                        Section 906

                This Filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.

[Registrant]

Dated: August 8, 2011

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    August 8, 2011

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer