Form 10-K
period 2011-09-30
Trafalgar Resources, Inc.
filed 2011-12-23
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2011

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

Yes [X]   No [  ]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant’s shares are listed on the OTCBB with no ask and only a bid price.  The bid on December 16, 2011, was $0.50 giving the shares held by non-affiliates a market value of $125,458.

As of December 16, 2011, the Registrant had 5,250,929 shares of common stock issued and outstanding.

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

Item 4. (Removed and Reserved)

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

Quarter Ended	High Bid	Low Bid
September 2011	$1.60	$0.50
June 2011	$1.60	$0.50
March 2011	$1.60	$1.30
December 2011	$1.60	$1.30

September 2010	$1.60	$1.30
June 2010	$1.60	$1.30
March 2010	$1.60	$1.30
December 2010	$1.60	$1.30

September 2009	$1.60	$1.30
June 2009	$1.60	$1.30
March 2009	$1.60	$1.30

At December 16, 2011, the bid and ask price for the Company's Common Stock was $0.50 and $1.60.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2011 or 2010.

Holders – At December 16, 2011, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2011 or 2010.  We had a net loss of $19,468 for the year ended September 30, 2011.  At September 30, 2011, we had cash and cash equivalents of $9,980 and negative working capital of $19,480.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010
Revenues	$ -	$ -
General and Administrative Expenses	14,386	16,545
Net Loss	(19,468)	(19,975)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	5,250,929	5,250,929
Weighted Average Number of Fully Diluted Shares Outstanding	5,250,929	5,250,929
BALANCE SHEET DATA:
	September 30, 2011	September 30, 2010
Total Current Assets	$ 9,980	$ 4,466
Total Assets	9,980	4,466
Total Current Liabilities	29,460	24,478
Working Capital (Deficit)	(19,480)	(20,012)
Shareholders’ Equity (Deficit)	(69,480)	(50,012)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had $9,980 in cash and liabilities of $79,460.  As of September 30, 2011, the Company had a negative working capital of $19,480. The Company had a negative working capital of $20,012 as of September 30, 2010.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2011, the Company had $14,386 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Expenses were slightly lower than in previous years as the Company had only limited operations related to completed audits and accounting work and filed documents with the Securities and Exchange Commission.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2011, the Company had a net loss of $19,468 compared to a loss of $19,975 for the year ended September 30, 2010.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Principal Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 16, 2011, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                  Age                        Position                                                Director or Officer Since

Anthony B. Escobar          37                         President and Director                                    2004

Sean Escobar                      31                         Vice President and Director                            2004

Anthony Coletti                 41                         Secretary and Treasurer and Director           2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 37, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 31, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 41, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2011, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2011, 2010, and 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 16, 2011, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,250,929 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                                                                           Amount and Nature of

Title of Class                        Name of Beneficial Owner              Beneficial Ownership (1)            Percent of Class

Class “A” Voting                Anthony Brandon Escobar                       4,937,500                                  94.03%

                               12587 S. 1745 E

Draper, Utah 84020

                                               Name of Officer, Director                Amount and Nature of

Title of Class                        and Nominee                                     Beneficial Ownership (1)           Percent of Class

Class “A” Voting                 Anthony Brandon Escobar                                ----------See Above----------

                                                President

Class “A” Voting                 Sean Escobar                                                   31,250                                00.59%

Vice President

12913 S. Boulter St.

Draper, Utah 84020

Class “A” Voting                 Anthony Coletti                                               31,250                                00.59%

Secretary/Treasurer

3036 W. Harper Peak Ct.

South Jordan, Utah 84095

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2011, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

At September 30, 2011, the Company owes $8,910 of interest and $70,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal are due February 27, 2011.  Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013.  $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013 and 2014.  Interest and Principal of $20,950 is due on February 1, 2015.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,600 for 2011 and $9,600 for 2010.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2011 and $0 for 2010.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $600 for 2011 and $600 for 2010.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $750 for 2011 and $750 for 2010.

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

Date: December 23, 2011

By: /s/ Anthony Brandon Escobar

  Anthony Brandon Escobar, President and

  Director (Principal Executive Officer)

By: /s/ Anthony Coletti

  Anthony Coletti, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

                Director

                December 23, 2011

/s/ Sean Escobar

Sean Escobar

Director

December 23, 2011

/s/ Anthony Coletti

Anthony Coletti

Director

December 23, 2011

Child, Van Wagoner & Bradshaw [Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

December 19, 2011

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2011	September 30, 2010
Statement of Financial Position
ASSETS
CURRENT ASSETS
Cash	$ 9,980	$ 4,466

TOTAL CURRENT ASSETS	9,980	4,466

TOTAL ASSETS	$ 9,980	$ 4,466

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 450	$ 450
Interest payable - related party	8,910	3,928
Income taxes payable	100	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	$ 29,460	$ 24,478

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	50,000	30,000

TOTAL LIABILITIES	$ 79,460	$ 54,478

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(102,968)	(83,500)

TOTAL STOCKHOLDERS' (DEFICIT)	$ (69,480)	$ (50,012)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9,980	$ 4,466

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2011	Year Ended September 30, 2010	Period From October 1, 2003 date of Re-entering Development Stage to September 30, 2011
Statement of Income
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	14,386	16,545	91,393
Total Expenses	14,386	16,545	91,393

Other Income and (Expenses)
Interest (Expense)	(4,982)	(3,330)	(10,827)
Other Income	-	-	50
Total other Income and (Expense)	(4,982)	(3,330)	(10,777)

(LOSS) BEFORE TAXES	(19,368)	(19,875)	(102,168)

PROVISION FOR TAXES	100	100	800

NET (LOSS)	$(19,468)	$(19,975)	$(102,968)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF STOCKHOLDERS' (DEFICIT)
	Common Stock	Common Stock	Retained Deficit	Deficit from October 1, 2003 date of Re-entering Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at October 1, 2003
(date of re-entering development stage)	250,929	$ 97,413	$ (103,925)	$ 0	$ (6,512)
Net loss for year				(6,065)	(6,065)

Balance at September 30, 2004	250,929	97,413	(103,925)	(6,065)	(12,577)
Stock issued for cash	5,000,000	40,000			40,000
Net loss for year				(12,314)	(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)	15,109
Net loss for year				(10,298)	(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)	4,811
Net loss for year				(9,511)	(9,511)
Balance at September 20, 2007	5,250,929	137,413	(103,925)	(38,188)	(4,700)
Net loss for year				(11,505)	(11,505)
Balance at September 30, 2008	5,250,929	137,413	(103,925)	(49,693)	(16,205)
Net loss for year				(13,832)	(13,832)
Balance at September 30, 2009	5,250,929	137,413	(103,925)	(63,525)	(30,037)
Net loss for year				(19,975)	(19,975)
Balance at September 30, 2010	5,250,929	137,413	(103,925)	(83,500)	(50,012)
Net loss for year				(19,468)	(19,468)
Balance at September 30, 2011	5,250,929	$ 137,413	$ (103,925)	$ (102,968)	$ (69,480)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2011	Year Ended September 30, 2010	Period from October 1, 2003 Date of Re-entering Development Stage to September 30, 2011
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(19,468)	$(19,975)	$(102,968)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Interest payable	4,982	3,330	8,910
Increase/Decrease Accounts payable	-	150	(4,819)
Increase/ Decrease Income taxes payable	-	-	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(14,486)	(16,495)	(100,020)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	10,000	70,000
Stock Sold	0	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	10,000	110,000
NET INCREASE (DECREASE) IN CASH	5,514	(6,495)	9,980
CASH AT BEGINNING OF PERIOD	4,466	10,961	0
CASH AT END OF PERIOD	$9,980	$4,466	$9,980
CASH PAID FOR TAXES	$100	$100
CASH PAID FOR INTEREST	$0	$0

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2011

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

September 30, 2011

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

We recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Under FASB ASC 605, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September, 30, 2011 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2011-09, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2011

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2011, the Company owes $8,910 of interest and $70,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013.  $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013 and 2014.  Interest and principal of $20,950 is due on February 1, 2015.

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

The income tax expense (benefit) for the year ended September 30, 2011 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010
Income tax expense (benefit) at	$(6,814)	$(6,991)
State taxes	100	100
Valuation allowance	6,814	6,991
	$ 100	$ 100

Deferred tax assets for the year ended September 30, 2011 are comprised primarily of the following:

Net operating Loss Carryforward                                                $36,039

Valuation allowance                                                                       (36,039)

                                                                                                          $         0

At September 30, 2011, the Company had a net operating loss carry forward of approximately $102,968 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending September 30, 2011 by approximately $6,814.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

F-7