Form 10-Q
period 2011-12-31
Trafalgar Resources, Inc.
filed 2012-02-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

5,250,929 shares of no par value common stock on February 1, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2011

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

Trafalgar Resources, Inc. BALANCE SHEETS
	December 31, 2011	September 30, 2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$ 5,871	$ 9,980
TOTAL CURRENT ASSETS	5,871	9,980
TOTAL ASSETS	$ 5,871	$ 9,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 600	$ 450
Interest payable - related party	10,385	8,910
Income taxes payable	-	100
Note payable – Related party – Current	20,000	20,000
TOTAL CURRENT LIABILITIES	30,985	29,460

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	50,000	50,000

TOTAL LIABILITIES	80,985	79,460

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares authorized, 5,250,929 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(108,602)	(102,968)

TOTAL STOCKHOLDERS' (DEFICIT)	(75,114)	(69,480)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 5,871	$ 9,980

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Period From October 1, 2003 (date of Re-entering Development Stage) to December 31, 2011

Income	$ 0	$ 0	$ 2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	4,159	2,100	95,552
Total Expenses	4,159	2,100	95,552

Other Income and (Expenses)
Interest (Expense)	(1,475)	(900)	(12,302)
Other Income	-	-	50
Total other Income and (Expense)	(1,475)	(900)	(12,252)

(LOSS) BEFORE TAXES	(5,634)	(3,000)	(107,802)

PROVISION FOR TAXES	-	-	800

NET (LOSS)	$ (5,634)	$ (3,000)	$ (108,602)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	0	0

Weighted average number of common shares outstanding	5,250,929	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Period from October 1, 2003 (Date of Re-entering Development Stage) to December 31, 2011

OPERATING ACTIVITIES
NET (LOSS)	$(5,634)	$(3,000)	$(108,602)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Interest payable	1,475	900	10,385
Increase/Decrease Accounts payable	150	1,650	(4,669)
Increase/ Decrease Income taxes payable	(100)	-	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(4,109)	(450)	(104,129)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	-	-	70,000
Stock Sold	-	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	110,000

NET INCREASE (DECREASE) IN CASH	(4,109)	(450)	5,871

CASH AT BEGINNING OF PERIOD	9,980	4,466	0

CASH AT END OF PERIOD	$5,871	$4,016	$5,871

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$0	$0

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2011

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

Unaudited Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31, 2011 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Notes to Unaudited Financial Statements

December 31, 2011

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

We recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Under FASB ASC 605, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.  We currently do not have any revenue and do not anticipate any revenue in the near future.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2011 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2011-12, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2011, the Company owes $10,385 of interest and $70,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013.  $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year.  Interest of $450 is due on May 7, 2011, 2012, 2013 and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013 and 2014.  Interest and Principal of $20,950 is due on February 1, 2015.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2011

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

The income tax expense (benefit) for the quarter ending December 31, 2011 differs from the amount computed using the federal statutory rates as follows;

                                                              Quarter Ended                  Quarter Ended

                                                           December 31, 2011          December 31, 2011

Income tax expense (benefit) at                 $(1,972)                            $(1,050)

State taxes                                                             -                                        -

Valuation allowance                                       1,972                                 1,050

                                                                      $          -                              $        -

Deferred tax assets for the quarter ending December 31, 2011, are composed primarily of the following:

Net operating Loss Carryforward                                                      $     38,011

Valuation allowance                                                                                   (38,011)

                                                                                                                 $             0

At December 31, 2011, the Company had a net operating loss carry forward of approximately $108,602 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending December 31, 2011 by approximately $1,972.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.

On February 3, 2012, Anthony Brandon Escobar, the President of Trafalgar Resources, Inc., loaned Trafalgar Resources, Inc. $20,000, which shall be repaid in full by February 14, 2014.  This obligation bears interest of 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements.  Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions; changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities; the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2011 and 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company had $5,871 in cash and $80,985 in liabilities with $30,985 in current liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2011, the Company had $4,159 in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had interest expense of $1,475 for the three months ended December 31, 2011.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2011, the Company had a net loss of $5,634, compared to a loss of $3,000 for the three months ended December 31, 2010.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2011, the Company had a net loss of $5,634.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions; changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities; the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures.

None, not applicable.

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

Dated: February 10, 2012

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 10, 2012

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer