Form 10-Q
period 2012-03-31
Trafalgar Resources, Inc.
filed 2012-05-07
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

5,251,309 shares of no par value common stock on April 26, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

Trafalgar Resources, Inc. BALANCE SHEETS
	March 31, 2012	September 30, 2011
Statement of Financial Position	Unaudited
ASSETS
CURRENT ASSETS
Cash	$18,768	$9,980

TOTAL CURRENT ASSETS	18,768	9,980

TOTAL ASSETS	$18,768	$9,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$450
Interest payable - related party	12,127	8,910
Income taxes payable	-	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	32,127	29,460

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	70,000	50,000

TOTAL LIABILITIES	102,127	79,460

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(116,847)	(102,968)

TOTAL STOCKHOLDERS' (DEFICIT)	(83,359)	(69,480)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$18,768	$9,980

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Period From October 1, 2003 date of Re-entering Development Stage to March 31, 2012
Statement of Income
Income	0	0	0	0	2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	6,503	5,592	10,662	7,692	102,055
Total Expenses	6,503	5,592	10,662	7,692	102,055

Other Income and (Expenses)
Interest (Expense)	(1,742)	(1,250)	(3,217)	(2,150)	(14,044)
Other Income	-	-	-	-	50
Total other Income and (Expense)	(1,742)	(1,250)	(3,217)	(2,150)	(13,994)

(LOSS) BEFORE TAXES	(8,245)	(6,842)	(13,879)	(9,842)	(116,047)

PROVISION FOR TAXES	-	-	-	-	800

NET (LOSS)	$ (8,245)	$ (6,842)	$ (13,879)	$ (9,842)	$ (116,847)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Six Months Ending March 31, 2012	Six Months Ending March 31 ,2011	Period from October 1, 2003 Date of Re-entering Development Stage to March 31, 2012
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(13,879)	$(9,842)	$(116,847)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Interest payable	3,217	2,150	12,127
Increase/Decrease Accounts payable	(450)	(450)	(5,269)
Increase/ Decrease Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(11,212)	(8,242)	(111,232)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000	90,000
Stock Sold	-	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	130,000

NET INCREASE (DECREASE) IN CASH	8,788	11,758	18,768

CASH AT BEGINNING OF PERIOD	9,980	4,466	0

CASH AT END OF PERIOD	$18,768	$16,224	$18,768

CASH PAID FOR TAXES	$100	$100	$1,924

CASH PAID FOR INTEREST	$0	$0	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ended March 31, 2012 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

March 31, 2012

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through March 31, 2012 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

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

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2012, the Company owes $12,127 of interest and $90,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal is due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2012

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

The income tax expense (benefit) for the quarter ending March 31, 2012 differs from the amount computed using the federal statutory rates as follows;

 Quarter Ended

     Quarter Ended

March 31, 2012

March 31, 2011

Income tax expense (benefit) at

      $(2,886)

       $(3,445)

State taxes

                 -                                               -

Valuation allowance

          2,886                                       3,445

        $        -

        $       -

Deferred tax assets for the quarter ending March 31, 2012, are composed primarily of the following:

Net operating Loss Carryforward

$     40,897

Valuation allowance

                      (40,897)

                                                                                                               $               0

At March 31, 2012, the Company had a net operating loss carry forward of approximately $116,847 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending March 31, 2012 by approximately $2,886.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.  During this period the Company did not have any material recognizable subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2012 and 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company had $18,768 in cash and $102,127 in liabilities with $32,127 in current liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and six months ended March 31, 2012, the Company had $6,503 and $10,662, respectively, in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had interest expense of $1,742 and $3,217, respectively, for the three and six months ended March 31, 2012.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and six months ended March 31, 2012, the Company had a net loss of $8,245 and $13,879, respectively, compared to a loss of $6,842 and $9,842 for the three and six months ended March 31, 2011.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three and six months ended March 31, 2012, the Company had a net loss of $8,245 and 13,879, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

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

Dated: May 2, 2012

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    May 2, 2012

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer