Form 10-Q
period 2012-06-30
Trafalgar Resources, Inc.
filed 2012-08-07
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

5,251,309 shares of no par value common stock on July 26, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

Trafalgar Resources, Inc. BALANCE SHEETS
	June 30, 2012	September 30, 2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$15,993	$9,980

TOTAL CURRENT ASSETS	15,993	9,980

TOTAL ASSETS	$15,993	$9,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$450
Interest payable - related party	14,002	8,910
Income taxes payable	-	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	34,002	29,460

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	70,000	50,000

TOTAL LIABILITIES	104,002	79,460

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(121,497)	(102,968)

TOTAL STOCKHOLDERS' (DEFICIT)	(88,009)	(69,480)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$15,993	$9,980

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS Unaudited
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period From October 1, 2003 date of Re-entering Development Stage to June 30, 2012

Income	$ 0	$ 0	$ 0	$ 0	$ 2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	2,775	2,541	13,437	10,233	104,830
Total Expenses	2,775	2,541	13,437	10,233	104,830

Other Income and (Expenses)
Interest (Expense)	(1,875)	(1,475)	(5,092)	(3,625)	(15,919)
Other Income	-	-	-	-	50
Total other Income and (Expense)	(1,875)	(1,475)	(5,092)	(3,625)	(15,869)

(LOSS) BEFORE TAXES	(4,650)	(4,016)	(18,529)	(13,858)	(120,697)

PROVISION FOR TAXES	-	-	-	-	800

NET (LOSS)	$ (4,650)	$ (4,016)	$ (18,529)	$ (13,858)	$ (121,497)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS Unaudited
	Nine Months Ending June 30, 2012	Nine Months Ending June 30 ,2011	Period from October 1, 2003 Date of Re-entering Development Stage to June 30, 2012

NET (LOSS)	$(18,529)	$(13,858)	$(121,497)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Interest payable	5,092	3,625	14,002
Increase/Decrease Accounts payable	(450)	(450)	(5,269)
Increase/ Decrease Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(13,987)	(10,783)	(114,007)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000	90,000
Stock Sold	-	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	130,000

NET INCREASE (DECREASE) IN CASH	6,013	9,217	15,993

CASH AT BEGINNING OF PERIOD	9,980	4,466	0

CASH AT END OF PERIOD	$15,993	$13,683	$15,993

CASH PAID FOR TAXES	$100	$100	$1,924

CASH PAID FOR INTEREST	$0	$0	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

June 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ended June 30 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

June 30, 2012

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through June 30, 2012 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2012-02, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At June 30, 2012, the Company owes $14,002 of interest and $90,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

June 30, 2012

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

The income tax expense (benefit) for the nine months ending June 30, 2012 differs from the amount computed using the federal statutory rates as follows;

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Income tax expense (benefit) at	$(7,226)	$(5,404)
State taxes	-	-
Valuation allowance	$ 7,226	$ 5,404
	$ -	$ -

Deferred tax assets for the nine months ending June 30, 2012, are composed primarily of the following:

June 30, 2012
Net Operating Loss Carryforward	$ 43,265
Valuation allowance	(43,265) $ 0

At June 30, 2012, the Company had a net operating loss carry forward of approximately $121,497 that may be offset against future taxable income through 2026.  These losses will start to expire in the tax report year 2011 or 2012 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the nine months ending June 30, 2012 by approximately $7,226.  Income tax periods 2009, 2010 and 2011 are open for examination by taxing authorities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended June 30, 2012 and 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company had $15,993 in cash and $104,002 in liabilities with $34,002 in current liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and nine months ended June 30, 2012, the Company had $2,775 and $13,437, respectively, in expenses related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had interest expense of $1,875 and $5,092, respectively, for the three and nine months ended June 30, 2012.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and nine months ended June 30, 2012, the Company had a net loss of $4,650 and $18,529, respectively, compared to a loss of $4,016 and $13,858 for the three and nine months ended June 30, 2011.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the three and nine months ended June 30, 2012, the Company had a net loss of $4,650 and $18,529, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: August 7, 2012

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    August 7, 2012

        By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer