Form 10-K
period 2012-09-30
Trafalgar Resources, Inc.
filed 2012-12-19
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2012

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

                                                                                                                                                Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $1.01 per share.   Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $1.01 shares held by non-affiliates would have a market value of $253,425.

As of December 7, 2012, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

Item 4. Mine Safety Disclosures

The Company has no mining operations.

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

Quarter Ended	High Bid	Low Bid
September 2012	$1.01	$0.50
June 2012	$1.01	$0.50
March 2012	$1.01	$0.50
December 2012	$1.01	$0.50

September 2011	$1.60	$0.50
June 2011	$1.60	$0.50
March 2011	$1.60	$1.30
December 2011	$1.60	$1.30

September 2010	$1.60	$1.30
June 2010	$1.60	$1.30
March 2010	$1.60	$1.30
December 2010	$1.60	$1.30

At December 7, 2012, the bid and ask price for the Company's Common Stock was $0.50 and $10.00.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2012 or 2011.

Holders – At December 7, 2012, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2011 or 2010.  We had a net loss of $25,228 for the year ended September 30, 2012.  At September 30, 2012, we had cash and cash equivalents of $9,069, prepaid expenses of $2,200 and negative working capital of $24,708.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2012	For the Year Ended September 30, 2011
Revenues	$ -	$ -
General and Administrative Expenses	18,161	14,386
Net Loss	(25,228)	(19,468)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	5,251,309	5,250,929
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,309	5,250,929
BALANCE SHEET DATA:
	September 30, 2012	September 30, 2011
Total Current Assets	$ 11,269	$ 9,980
Total Assets	11,269	9,980
Total Current Liabilities	35,977	29,460
Working Capital (Deficit)	(24,708)	(19,480)
Stockholders’ Equity (Deficit)	(94,708)	(69,480)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company had $9,069 in cash, $2,200 in prepaid expenses and liabilities of $105,977.  As of September 30, 2012, the Company had a negative working capital of $24,708. The Company had a negative working capital of $19,480 as of September 30, 2011.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2012, the Company had $18,161 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2012, the Company had a net loss of $25,228 compared to a loss of $19,468 for the year ended September 30, 2011.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the year ended September 30, 2012, we incurred a loss of $25,228 and had no revenue as compared to a loss of $19,468 for the year ended September 30, 2011.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 7, 2012, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director of Officer Since

Anthony B. Escobar

38

President and Director

2004

Sean Escobar

32

Vice President and Director

2004

Anthony Coletti

42

Secretary and Treasurer and Director

2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 38, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 32, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 42, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2011 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2012, 2011, and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 7, 2012, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2012, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

At September 30k, 2012, the Company owed $15,877 of interest and $90,000 to its President under promissory notes. Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  Interest of $900 is due on January 15, 2011, 2012, and 2013 and $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,600 for 2012 and $9,600 for 2011.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2012 and $0 for 2011.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $600 for 2012 and $600 for 2011.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2012 and $0 for 2011.

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

Date: December 17, 2012

By: /s/ Anthony Brandon Escobar

     Anthony Brandon Escobar, President and

    Director (Principal Executive Officer)

By: /s/ Anthony Coletti

     Anthony Coletti, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 17, 2012

/s/ Sean Escobar

Sean Escobar

Director

December 17, 2012

/s/ Anthony Coletti

Anthony Coletti

Director

December 17, 2012

                      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

To The Board of Directors

Sandra Chen, CPA

Trafalgar Resources, Inc.

We   have   audited   the   accompanying   balance   sheets   of   Trafalgar   Resources,   Inc.   (a

development   stage   company)   as   of   September   30,   2012   and   2011,   and   the   related

statements  of  operations,  stockholders’  equity  (deficit),  and  cash  flows  for  the  years  then ended,  and  for  the  period  from  October  1,  2003  (date  of  re-entering  the  development stage)  to  September  30,  2012.  These  financial  statements  are  the  responsibility  of  the

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material respects,  the  financial  position  of  Trafalgar  Resources,  Inc.  as  of  September  30,  2012  and

2011,  and  the  results  of  its  operations  and  its  cash  flows  for  the  years  then  ended,  and for the period from October 1, 2003 (date of re-entering the development stage) to September

5296 S. Commerce Dr

30,  2012,  in  conformity  with  accounting  principles  generally  accepted  in  the  United

Suite 300

States of America.

Salt Lake City, Utah

84107

USA

The  accompanying  financial  statements  have  been  prepared  assuming  that  the  Company

(T) 801.281.4700

will  continue  as  a  going  concern.  As  discussed  in  Note  1  to  the  financial  statements,  the

(F) 801.281.4701

Company  has  a  deficit  working  capital,  a  retained  deficit,  and  has  suffered  recurring losses  from  operations.  These  factors,  among  others,  raise  substantial  doubt  about  the

Suite A, 5/F

Max Share Center

Company’s ability  to continue as  a going concern. Management’s  plans in regard  to these

373 Kings Road

matters   are   also   described   in   Note   1.   The   financial   statements   do   not   include   any

North Point

adjustments that might result from the outcome of this uncertainty.

Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

    abcpas.net

Salt Lake City, Utah

December 14, 2012

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash	$9,069	$9,980
Prepaid Expenses	2,200	--
TOTAL CURRENT ASSETS	11,269	9,980

TOTAL ASSETS	$11,269	$9,980

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$450
Interest payable - related party	15,877	8,910
Income taxes payable	100	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	35,977	29,460

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	70,000	50,000

TOTAL LIABILITIES	105,977	79,460

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 and 5,250,929 shares issued and outstanding as of September 30, 2012 and 2011, respectively	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(128,196)	(102,968)

TOTAL STOCKHOLDERS' (DEFICIT)	(94,708)	(69,480)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$11,269	$9,980

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2012	Year Ended September 30, 2011	Period From October 1, 2003 date of Re-entering Development Stage to September 30, 2012
Statement of Income
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	18,161	14,386	109,554
Total Expenses	18,161	14,386	109,554

Other Income and (Expenses)
Interest (Expense) – Related Party	(6,967)	(4,982)	(17,794)
Other Income	-	-	50
Total other Income and (Expense)	(6,967)	(4,982)	(17,744)

(LOSS) BEFORE TAXES	(25,128)	(19,368)	(127,296)

PROVISION FOR TAXES	100	100	900

NET (LOSS)	$(25,228)	$(19,468)	$(128,196)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	0	0

Weighted average number of common shares outstanding	5,251,309	5,250,929

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2012	Year Ended September 30, 2011	Period from October 1, 2003 Date of Re-entering Development Stage to September 30, 2012

OPERATING ACTIVITIES
NET (LOSS)	$(25,228)	$(19,468)	$(128,196)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:

Decrease/Increase Prepaid expense	(2,200)	--	(2,200)
Increase/Decrease Interest payable	6,967	4,982	15,877
Increase/Decrease Accounts payable	(450)	-	(5,269)
Increase/ Decrease Income taxes payable	-	-	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(20,911)	(14,486)	(120,931)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000	90,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	130,000

NET INCREASE (DECREASE) IN CASH	(911)	5,514	9,069

CASH AT BEGINNING OF PERIOD	9,980	4,466	0

CASH AT END OF PERIOD	$9,069	$9,980	$9,069

CASH PAID FOR TAXES	$100	$100	$1,924

CASH PAID FOR INTEREST	$0	$0	$2,407

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF STOCKHOLDERS EQUITY
	Common Stock	Common Stock	Retained Deficit	Deficit from October 1, 2003 date of Re-entering Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at October 1, 2003
(date of re-entering development stage)	250,929	$ 97,413	$(103,925)	$ -	$ (6,512)
Net loss for year				(6,065)	(6,065)

Balance at September 30, 2004	250,929	97,413	(103,925)	(6,065)	(12,577)
Stock issued for cash	5,000,000	40,000			40,000
Net loss for year				(12,314)	(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)	15,109
Net loss for year				(10,298)	(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)	4,811
Net loss for year				(9,511)	(9,511)

Balance at September 20, 2007	5,250,929	137,413	(103,925)	(38,188)	(4,700)
Net loss for year				(11,505)	(11,505)

Balance at September 30, 2008	5,250,929	137,413	(103,925)	(49,693)	(16,205)
Net loss for year				(13,832)	(13,832)

Balance at September 30, 2009	5,250,929	137,413	(103,925)	(63,525)	(30,037)
Net loss for year				(19,975)	(19,975)

Balance at September 30, 2010	5,250,929	137,413	(103,925)	(83,500)	(50,012)
Net loss for year				(19,468)	(19,468)

Balance at September 30, 2011	5,250,929	137,413	(103,925)	(102,968)	(69,480)
DTC Issuance	380
Net loss for year				(25,228)	(25,228)

Balance at September 30, 2012	5,251,309	$ 137,413	$(103,925)	$ (128,196)	$ (94,708)

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2012

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

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2012

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September, 30, 2012 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

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

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2012, the Company owes $15,877 of interest and $90,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014.

Long-term related note payable due as follows:

2014	$40,000
2015	$30,000
Total	$70,000

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2012

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

The income tax expense (benefit) for the year ended September 30, 2012 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011
Income tax expense (benefit) at	$(8,830)	$(6,814)
State taxes	100	100
Valuation allowance	8,830	6,814
	$ 100	$ 100

Deferred tax assets for the year ended September 30, 2012 are comprised primarily of the following:

Net operating Loss Carryforward	$ 36,039
Valuation allowance	(36,039)
$ 0

At September 30, 2012, the Company had a net operating loss carry forward of approximately $128,196 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending September 30, 2012 by approximately $8,830.

Note 4:  CAPITAL STOCK

In January 2012 the Company changed its transfer agent to Colonial Stock Transfer.  As part of the change in transfer agents, it was noticed the number of shares shown authorized was off by 380 shares coming from the reverse merger in1997 as a result of rounding issues.  As such, the board of directors authorized the issuance of 380 shares, which was part of the original authorization back in 1997, but now will be specifically stated as authorized.

Note 5:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

F-7