Form 10-Q
period 2012-12-31
Trafalgar Resources, Inc.
filed 2013-02-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

5,251,309 shares of no par value common stock on January 31, 2013

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2012

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

Trafalgar Resources, Inc. BALANCE SHEETS
	December 31, 2012	September 30, 2012
Statement of Financial Position	Unaudited
ASSETS
CURRENT ASSETS
Cash	$7,560	$9,069
Prepaid Expenses	-	2,200
TOTAL CURRENT ASSETS	7,560	11,269

TOTAL ASSETS	$7,560	$11,269

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,300	$-
Interest payable - related party	17,752	15,877
Income taxes payable	100	100
Note Payable – Related Party – Current	20,000	20,000

TOTAL CURRENT LIABILITIES	40,152	35,977

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	70,000	70,000

TOTAL LIABILITIES	110,152	105,977

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(136,080)	(128,196)

TOTAL STOCKHOLDERS' (DEFICIT)	(102,592)	(94,708)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,560	$11,269

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Three months Ended December 31, 2012	Three Months Ended December 31, 2011	Period From October 1, 2003 date of Re-entering Development Stage to December 31, 2012
Statement of Income
Income	-	-	$ 2
Cost of Sales	-	-	-

GROSS PROFIT	-	-	2

Expenses
General and Administrative	6,009	4,159	115,563
Total Expenses	6,009	4,159	115,563

Other Income and (Expenses)
Interest (Expense) – related party	(1,875)	(1,475)	(19,669)
Other Income	-	-	50
Total other Income and (Expense)	(1,875)	(1,475)	(19,619)

(LOSS) BEFORE TAXES	(7,884)	(5,634)	(135,180)

PROVISION FOR TAXES	-	-	900

NET (LOSS)	$ (7,884)	$ (5,634)	$ (136,080)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	-	-

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENT OF CASH FLOWS
	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Period from October 1, 2003 Date of Re-entering Development Stage to December 31, 2012
OPERATING ACTIVITIES
NET (LOSS)	$(7,884)	$(5,634)	$(136,080)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	2,200	-	-
Increase/Decrease Interest payable	1,875	1,475	17,752
Increase/Decrease Accounts payable	2,300	150	(2,969)
Increase/ Decrease Income taxes payable	-	(100)	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(1,509)	(4,109)	(122,440)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	-	-	90,000
Stock Sold	-	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	130,000

NET INCREASE (DECREASE) IN CASH	(1,509)	(4,109)	7,560

CASH AT BEGINNING OF PERIOD	9,069	9,980	-

CASH AT END OF PERIOD	$7,560	$5,871	$7,560

CASH PAID FOR TAXES	$100	$100	$2024

CASH PAID FOR INTEREST	$-	$-	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ended December 31 should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

December 31, 2012

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2012 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2012-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company owed $17,752 of interest and $90,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2012

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

The income tax expense (benefit) for the year ended September 30, 2012 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended December 31, 2012	Quarter Ended December 31, 2011
Income tax expense (benefit) at	$(2,759)	$(1,972)
State taxes	100	100
Valuation allowance	2,759	1,972
	$ 100	$ 100

Deferred tax assets for the quarter ending December 31, 2012 are comprised primarily of the following:

Net operating Loss Carryforward	$ 36,039
Valuation allowance	(36,039)
$ -

At December 31, 2012, the Company had a net operating loss carry forward of approximately $136,080 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending December 31, 2012 by approximately $2,759.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.  During this period the Company did not have any material recognizable subsequent events.

Note 5:  CAPITAL STOCK

In January 2012 the Company changed its transfer agent to Colonial Stock Transfer.  As part of the change in transfer agents, it was noticed the number of shares shown authorized was off by 380 shares coming from the reverse merger in 1997 as a result of rounding issues.  As such, the board of directors authorized the issuance of 380 shares, which was part of the original authorization back in 1997, but now will be specifically stated as authorized.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2012 and 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company had $7,560 in current assets and $40,152 in current liabilities resulting in a negative working capital as of December 31, 2012 of $32,592.  Additionally, the Company has $70,000 in long term liabilities related to notes payable to related parties.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2012, the Company had $6,009 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had related party interest expense of $1,875 for the three months ended December 31, 2012.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2012, the Company had a net loss of $7,884, compared to a loss of $5,634 for the three months ended December 31, 2011.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2012, the Company had a net loss of $7,884.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: February 11, 2013

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 11, 2013

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer