Form 10-K
period 2013-09-30
Trafalgar Resources, Inc.
filed 2013-11-12
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2013

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

As of October 30, 2013, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

Quarter Ended	High Bid	Low Bid
September 2013	$1.01	$0.50
June 2013	$1.01	$0.50
March 2013	$1.01	$0.50
December 2013	$1.01	$0.50

September 2012	$1.01	$0.50
June 2012	$1.01	$0.50
March 2012	$1.01	$0.50
December 2012	$1.01	$0.50

September 2011	$1.60	$0.50
June 2011	$1.60	$0.50
March 2011	$1.60	$1.30
December 2011	$1.60	$1.30

At October 30, 2013, the bid and ask price for the Company's Common Stock was $1.01 and $0.50.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2013 or 2012.

Holders – At October 30, 2013, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2013 or 2012.  We had a net loss of $29,922 for the year ended September 30, 2013.  At September 30, 2013, we had cash and cash equivalents of $10,580 and negative working capital of $74,630.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012
Revenues	$ -	$ -
General and Administrative Expenses	21,389	18,161
Net Loss	(29,922)	(25,228)
Basic Loss per Share	0.00	0.00
Diluted Loss per Share	0.00	0.00
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,231,209	5,251,309
BALANCE SHEET DATA:
	September 30, 2013	September 30, 2012
Total Current Assets	$ 10,580	$ 11,269
Total Assets	10,580	11,269
Total Current Liabilities	85,210	35,977
Working Capital (Deficit)	74,360	(24,708)
Stockholders’ Equity (Deficit)	(124,630)	(94,708)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, the Company had $10,580 in cash and liabilities of $135,210.  As of September 30, 2013, the Company had a negative working capital of $74,630. The Company had a negative working capital of $24,708 as of September 30, 2012.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2013, the Company had $21,389 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2013, the Company had a net loss of $29,922 compared to a loss of $25,228 for the year ended September 30, 2012.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the year ended September 30, 2013, we incurred a loss of $29,922 and had no revenue as compared to a loss of $25,228 for the year ended September 30, 2012.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of October 30, 2013, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director of Officer Since

Anthony B. Escobar

38

President and Director

2004

Sean Escobar

33

Vice President and Director

2004

Anthony Coletti

43

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

Sean Escobar, age 33, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 43, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2013, 2012, and 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 30, 2013, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2013, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  On May 14, 2004, the Company authorized the sale of 5,000,000 shares of unregistered Class “A” Voting Common Stock to the directors and officers of the Company for $40,000, as follows:

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

At September 30, 2013, the Company owed $24,310 of interest and $110,000 to its President under various promissory notes.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,900 for 2013 and $9,600 for 2012.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2013 and $0 for 2012.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $800 for 2013 and $600 for 2012.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2013 and $0 for 2012.

(5) The Company does not have an audit committee

(6) Not Applicable

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

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

Date: November 8, 2013

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

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

November 8, 2013

/s/ Sean Escobar

Sean Escobar

Director

November 8, 2013

/s/ Anthony Coletti

Anthony Coletti

Director

November 8, 2013

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 2003 (date of re-entering the development stage) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

November 8, 2013

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2013	September 30, 2012
Statement of Financial Position
ASSETS
CURRENT ASSETS
Cash	$10,580	$9,069
TOTAL CURRENT ASSETS	10,580	9,069

OTHER ASSETS
Prepaid expenses	-	2,200
TOTAL OTHER ASSETS	-	2,200

TOTAL ASSETS	$10,580	$11,269

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$800	$-
Interest payable - related party	24,310	15,877
Income taxes payable	100	100
Note Payable – Related Party – Current	60,000	20,000

TOTAL CURRENT LIABILITIES	85,210	35,977

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	50,000	70,000

TOTAL LIABILITIES	135,210	105,977

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(158,118)	(128,196)
TOTAL STOCKHOLDERS' (DEFICIT)	(124,630)	(94,708)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$10,580	$11,269

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2013	Year Ended September 30, 2012	Period From October 1, 2003 date of Re-entering Development Stage to September 30, 2013
Statement of Income
Income	$0	$0	$2
Cost of Sales	0	0	0

GROSS PROFIT	0	0	2

Expenses
General and Administrative	21,389	18,161	130,943
Total Expenses	21,389	18,161	130,943

Other Income and (Expenses)
Interest (Expense) - Related Party	(8,433)	(6,967)	(26,227)
Other Income	-	-	50
Total other Income and (Expense)	(8,433)	(6,967)	(26,177)

(LOSS) BEFORE TAXES	(29,822)	(25,128)	(157,118)

PROVISION FOR TAXES	100	100	1,000

NET (LOSS)	$(29,922)	$(25,228)	$(158,118)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	0	0

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2013	Year Ended September 30, 2012	Period from October 1, 2003 Date of Re-entering Development Stage to September 30, 2013

OPERATING ACTIVITIES
NET (LOSS)	$(29,922)	$(25,228)	$(158,118)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	2,200	(2,200)	-
Increase/Decrease Interest payable	8,433	6,967	24,310
Increase/Decrease Accounts payable	800	(450)	(4,469)
Increase/ Decrease Income taxes payable	-	-	(1,143)

NET CASH (USED) BY OPERATING ACTIVITIES	(18,489)	(20,911)	(139,420)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000	110,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	150,000

NET INCREASE (DECREASE) IN CASH	1,511	(911)	10,580

CASH AT BEGINNING OF PERIOD	9,069	9,980	0

CASH AT END OF PERIOD	$10,580	$9,069	$10,580

CASH PAID FOR TAXES	$100	$100	$2,024

CASH PAID FOR INTEREST	$0	$0	$2,407

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
	Common Stock	Common Stock	Retained Deficit	Deficit from October 1, 2003 date of Re-entering Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at October 1, 2003
(date of re-entering development stage)	250,929	$ 97,413	$(103,925)	$ -	$ (6,512)
Net loss for year				(6,065)	(6,065)

Balance at September 30, 2004	250,929	97,413	(103,925)	(6,065)	(12,577)
Stock issued for cash	5,000,000	40,000			40,000
Net loss for year				(12,314)	(12,314)

Balance at September 30, 2005	5,250,929	137,413	(103,925)	(18,379)	15,109
Net loss for year				(10,298)	(10,298)

Balance at September 30, 2006	5,250,929	137,413	(103,925)	(28,677)	4,811
Net loss for year				(9,511)	(9,511)

Balance at September 20, 2007	5,250,929	137,413	(103,925)	(38,188)	(4,700)
Net loss for year				(11,505)	(11,505)

Balance at September 30, 2008	5,250,929	137,413	(103,925)	(49,693)	(16,205)
Net loss for year				(13,832)	(13,832)

Balance at September 30, 2009	5,250,929	137,413	(103,925)	(63,525)	(30,037)
Net loss for year				(19,975)	(19,975)

Balance at September 30, 2010	5,250,929	137,413	(103,925)	(83,500)	(50,012)
Net loss for year				(19,468)	(19,468)

Balance at September 30, 2011	5,250,929	137,413	(103,925)	(102,968)	(69,480)
DTC Issuance	380
Net loss for year				(25,228)	(25,228)

Balance at September 30, 2012	5,251,309	$ 137,413	(103,925)	(128,196)	(94,708)
Net loss for year				(29,922)	(29,922)

Balance at September 30, 2013	5,251,309	$ 137,413	$(103,925)	$ (158,118)	$ (124,630)

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September, 30, 2013 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Various ASU’s No. 2011-02 through ASU No. 2013-11, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2013 the Company owed $24,310 of interest and $110,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.

Related note payable due as follows:

2014	$60,000
2015	$50,000
Total	$110,000

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2013

(continued)

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2009, 2010, 2011 and 2012 are open for examination by taxing authorities.

The income tax expense (benefit) for the year ended September 30, 2013 and 2012, differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Income tax expense (benefit) at	$(10,473)	$(8,830)
State taxes	100	100
Valuation allowance	10,473	8,830
	$ 100	$ 100

Deferred tax assets for the year ended September 30, 2013 are comprised primarily of the following:

Net operating Loss Carryforward	$ 44,262
Valuation allowance	(44,262)
$ 0

At September 30, 2013, the Company had a net operating loss carry forward of approximately $122,991 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending September 30, 2013 by approximately $10,473.

Note 4:  SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

F-7