Form 10-Q
period 2013-12-31
Trafalgar Resources, Inc.
filed 2014-02-07
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

5,251,309 shares of no par value common stock on January 31, 2014

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2013

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

Trafalgar Resources, Inc. BALANCE SHEETS
	December 31, 2013	September 30, 2013
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,975	$10,580
TOTAL CURRENT ASSETS	1,975	10,580

TOTAL ASSETS	$1,975	$10,580

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$800
Interest payable - related party	26,585	24,310
Income taxes payable	-	100
Note Payable – Related Party – Current	60,000	60,000

TOTAL CURRENT LIABILITIES	86,585	85,210

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	50,000	50,000

TOTAL LIABILITIES	136,585	135,210

STOCKHOLDERS' (DEFICIT)
Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(168,098)	(158,118)

TOTAL STOCKHOLDERS' (DEFICIT)	(134,610)	(124,630)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,975	$10,580

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three months Ended December 31, 2013	Three Months Ended December 31, 2012	Period From October 1, 2003 date of Re-entering Development Stage to December 31, 2013

Income	-	-	$ 2
Cost of Sales	-	-	-

GROSS PROFIT	-	-	2

Expenses
General and Administrative	7,705	6,009	138,648
Total Expenses	7,705	6,009	138,648

Other Income and (Expenses)
Interest (Expense) – related party	(2,275)	(1,875)	(28,502)
Other Income	-	-	50
Total other Income and (Expense)	(2,275)	(1,875)	(28,452)

(LOSS) BEFORE TAXES	(9,980)	(7,884)	(167,098)

PROVISION FOR TAXES	-	-	1,000

NET (LOSS)	$ (9,980)	$ (7,884)	$ (168,098)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	-	-

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Period from October 1, 2003 Date of Re-entering Development Stage to December 31, 2013
OPERATING ACTIVITIES
NET (LOSS)	$(9,980)	$(7,884)	$(168,098)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease Prepaid Expenses	-	2,200	-
Increase/(Decrease) Interest payable	2,275	1,875	26,585
Increase/(Decrease) Accounts payable	(800)	2,300	(5,269)
Increase/ (Decrease) Income taxes payable	(100)	-	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(8,605)	(1,509)	(148,025)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	-	-	110,000
Stock Sold	-	-	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	150,000

NET INCREASE (DECREASE) IN CASH	(8,605)	(1,509)	1,975

CASH AT BEGINNING OF PERIOD	10,580	9,069	-

CASH AT END OF PERIOD	$1,975	$7,560	$1,975

CASH PAID FOR TAXES	$100	$100	$2,024

CASH PAID FOR INTEREST	$-	$-	$2,407

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2013

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

Unaudited Information

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ending December 31, 2013, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

December 31, 2013

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

We recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Under FASB ASC 605, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of discounts.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2013 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Various ASU’s No. 2011-02 through ASU No. 2014-05, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2013 the Company owed $26,585 of interest and $110,000 of principal to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Both Note 1 and Note 2 are in default resulting in an 18% default rate of interest accruing. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2013

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

Related note payable due as follows:

2014	$60,000 (Short Term)
2015	$50,000 (Long Term)
Total	$110,000

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

The income tax expense (benefit) for the quarter ended December 31, 2013 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended December 31, 2013	Quarter Ended December 31, 2012
Income tax expense (benefit) at 35%	$(3,493)	$(2,759)
Valuation allowance	3,493	2,759
	--	--

Deferred tax assets for the quarter ending December 31, 2013 are comprised primarily of the following:

Net operating Loss Carryforward	$ 58,834
Valuation allowance	(58,834)
$ -

At December 31, 2013, the Company had a net operating loss carry forward of approximately $168,098 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending December 31, 2013 by approximately $3,493.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2013

(continued)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2013, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2013.

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

Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of discounts.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had $1,975 in current assets and $86,585 in current liabilities resulting in a negative working capital as of December 31, 2013 of $84,160.  Additionally, the Company has $50,000 in long term liabilities related to notes payable to related parties.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2013, the Company had $7,705 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had related party interest expense of $2,275 for the three months ended December 31, 2013.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2013, the Company had a net loss of $9,980, compared to a loss of $7,884 for the three months ended December 31, 2012.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2013, the Company had a net loss of $9,980.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4

Exhibit No.

     Instruments Defining the Rights of Security Holders

Location

31.01

31

CEO certification Pursuant

to 18 USC Section 1350, as

adopted pursuant to Section 302

of Sarbanes-Oxley Act of 2002

This Filing

31.02

31

CFO certification Pursuant

to 18 USC Section 1350, as

adopted pursuant to Section 302

of Sarbanes-Oxley Act of 2002

This Filing

32.01

32

CEO Certification pursuant to

                section 906

This Filing

32.02

32

CFO Certification pursuant to

                        Section 906

                This Filing

101.INS

 XBRL Instance*

101.XSD

XBRL Schema*

101.CAL

 XBRL Calculation*

101.DEF

 XBRL Definition*

101.LAB

XBRL Label*

101.PRE

XBRL Presentation*

*These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.

[Registrant]

Dated: February 7, 2014

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 7, 2014

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer