Form 10-Q
period 2014-03-31
Trafalgar Resources, Inc.
filed 2014-05-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

5,251,309 shares of no par value common stock on May 5, 2014

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014

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

Trafalgar Resources, Inc. BALANCE SHEETS
	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 17,834	$ 10,580

TOTAL CURRENT ASSETS	17,834	10,580

OTHER ASSETS
Prepaid expenses	-	-

TOTAL OTHER ASSETS	-	-

TOTAL ASSETS	$ 17,834	$ 10,580

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 800
Interest payable - related party	29,802	24,310
Income taxes payable	-	100
Note Payable – Related Party – Current	100,000	60,000

TOTAL CURRENT LIABILITIES	129,802	85,210

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	50,000

TOTAL LIABILITIES	159,802	135,210

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(175,456)	(158,118)

TOTAL STOCKHOLDERS' (DEFICIT)	(141,968)	(124,630)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 17,834	$ 10,580

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	Period From October 1, 2003 date of Re-entering Development Stage to March 31, 2014
Statement of Income
Income	$ 0	$ 0	$ 0	$ 0	$ 2
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	2

Expenses
General and Administrative	4,142	6,824	11,847	12,833	142,790
Total Expenses	4,142	6,824	11,847	12,833	142,790

Other Income and (Expenses)
Interest (Expense)	(3,217)	(2,008)	(5,492)	(3,883)	(31,719)
Other Income	1	0	1	0	51
Total other Income and (Expense)	(3,216)	(2,008)	(5,491)	(3,883)	(31,668)
(LOSS) BEFORE TAXES	(7,358)	(8,832)	(17,338)	(16,716)	(174,456)

PROVISION FOR TAXES	-	-	-	-	1,000

NET (LOSS)	$ (7,358)	$ (8,832)	$ (17,338)	$(16,716)	$ (175,456)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	0	0	0	0
Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ending March 31, 2014	Six Months Ending March 31, 2013	Period from October 1, 2003 Date of Re-entering Development Stage to March 31, 2014
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(17,338)	$(16,716)	$(175,456)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	-	2,200	-
Increase/Decrease Interest payable	5,492	3,883	29,802
Increase/Decrease Accounts payable	(800)	-	(5,269)
Increase/ Decrease Income taxes payable	(100)	(100)	(1,243)

NET CASH (USED) BY OPERATING ACTIVITIES	(12,746)	(10,733)	(152,166)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000	130,000
Stock Sold	0	0	40,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	170,000

NET INCREASE (DECREASE) IN CASH	7,254	9,267	17,834
CASH AT BEGINNING OF PERIOD	10,580	9,069	0

CASH AT END OF PERIOD	$17,834	$18,336	$17,834

CASH PAID FOR TAXES	$100	$100	$2,024
CASH PAID FOR INTEREST	$0	$0	$2,407

 The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ending March 31, 2014, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

March 31, 2014

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through March 31, 2014 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Various ASU’s No. 2011-02 through ASU No. 2014-08, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2014 the Company owed $29,802 of interest and $130,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal is due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.  Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due February 3, 2015.  Interest and principle of $21,600 is due on February 3, 2016.  On February 3, 2014, Mr. Escobar loaned the Company an additional $20,000 due February 3, 2016 at 12% interest. The note is convertible into shares of common stock at the lower of $0.20 per share or the bid price at the time of the conversion.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2014

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

Long-term related note payable due as follows:

2014	$100,000
2015	$10,000
2016	$20,000
Total	$130,000

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2011, 2012 and 2013 are open for examination by taxing authorities.

The income tax expense (benefit) for the quarter ended March 31, 2014 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Income tax expense (benefit) at 35%	$(2,576)	$(3,091)
Valuation allowance	2,576	3,091
	--	--

Deferred tax assets for the quarter ending March 31, 2014 are comprised primarily of the following:

Net operating Loss Carryforward	$ 61,410
Valuation allowance	(61,410)
$ -

At March 31, 2014, the Company had a net operating loss carry forward of approximately $175,456 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending March 31, 2014 by approximately $2,576.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2014

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2014, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had $17,834 in current assets and $129,802 in current liabilities resulting in a negative working capital as of March 31, 2014 of $111,968.  Additionally, the Company has $30,000 in long term liabilities related to notes payable to related parties.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.  On March 1, 2013, Anthony Escobar, the Company’s president, entered into a promissory note with the Company for $20,000 to provide working capital to the Company.  The note bears interest of 8.0% per year and is due on March 1, 2015 On February 3, 2014, Mr. Escobar loaned the Company an additional $20,000 due February 3, 2016 at 12% interest. The note is convertible into shares of common stock at the lower of $0.20 per share or the bid price at the time of the conversion.

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three and six months ended March 31, 2014, the Company had a net loss of $7,358 and $17,338, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

For the three and six months ended March 31, 2014, the Company had $4,142 and $11,847, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Additionally, the Company had related party interest expense of $3,217 and $5,492, respectively for the three and six months ended March 31, 2014.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and six months ended March 31, 2014, the Company had a net loss of $7,358 and $17,338, respectively, compared to a loss of $8,832 and $16,716, respectively for the three and six months ended March 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2014.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

On March 1, 2013, Anthony Escobar, the Company’s president, entered into a promissory note with the Company for $20,000 to provide working capital to the Company.  The note bears interest of 8.0% per year.  Interest of $1,600 was due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.  On February 3, 2014, Mr. Escobar loaned the Company an additional $20,000 due February 3, 2016 at 12% interest. The note is convertible into shares of common stock at the lower of $0.20 per share or the bid price at the time of the conversion.

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

Dated: May 9, 2014

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    May 9, 2014

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer