Form 10-K
period 2014-09-30
Trafalgar Resources, Inc.
filed 2014-12-03
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2014

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

Yes [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 21, 2014, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTCQB under the symbol “TFLG.”  Set forth below are the high and low bid prices for the Company's Common Stock for the respective quarters.  Although the Company's common stock is quoted on the OTCQB it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended	High Bid	Low Bid
September 2014	$1.01	$0.50
June 2014	$1.01	$0.50
March 2014	$1.01	$0.50
December 2013	$1.01	$0.50

September 2013	$1.01	$0.50
June 2013	$1.01	$0.50
March 2013	$1.01	$0.50
December 2012	$1.01	$0.50

September 2012	$1.01	$0.50
June 2012	$1.01	$0.50
March 2012	$1.01	$0.50
December 2011	$1.01	$0.50

At November 21, 2014, the bid and ask price for the Company's Common Stock was $1.01 and $0.50.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2014 or 2013.

Holders – At November 21, 2014, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2014 or 2013.  We had a net loss of $32,336 for the year ended September 30, 2014.  At September 30, 2014, we had cash and cash equivalents of $9,836 and negative working capital of $136,966.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013
Revenues	$ -	$ -
General and Administrative Expenses	20,044	21,389
Net Loss	32,336	(29,922)
Basic Loss per Share	0.01	0.01
Diluted Loss per Share	0.01	0.01
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,231,209	5,231,209
BALANCE SHEET DATA:
	September 30, 2014	September 30, 2013
Total Current Assets	$ 9,836	$ 10,580
Total Assets	9,836	10,580
Total Current Liabilities	146,802	85,210
Working Capital (Deficit)	136,966	74,360
Stockholders’ Equity (Deficit)	(156,966)	(124,630)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operation provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of Operation that are not historical facts are hereby identified as “forward-looking statements.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company had $9,836 in cash and liabilities of $166,802.  As of September 30, 2014, the Company had a negative working capital of $136,966. The Company had a negative working capital of $74,630 as of September 30, 2013.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2014, the Company had $20,044 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2014, the Company had a net loss of $32,336 compared to a loss of $29,922 for the year ended September 30, 2013.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the year ended September 30, 2014, we incurred a loss of $32,336 and had no revenue as compared to a loss of $29,922 for the year ended September 30, 2013, with no revenue.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Principal Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated or larger accelerated filer.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of November 21, 2014, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Anthony B. Escobar	39	President and Director	2004

Sean Escobar	34	Vice President and Director	2004

Anthony Coletti	44	Secretary and Treasurer and Director	2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 39, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 34, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 44, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2014.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2014, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2014, 2013, and 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 21, 2014, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Class “A” Voting	Anthony Brandon Escobar 12587 S. 1745 E. Draper, Utah 84020	4,937,500	94.03%

Title of Class	Name of Officer, Director and Nominee	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Class “A” Voting	Anthony Brandon Escobar President	----------See Above----------

	Sean Escobar Vice President 12913 S. Boulter St. Draper, Utah 84020	31,250	00.59%

Class “A” Voting	Anthony Coletti Secretary/Treasurer 3036 W. Harper Peak Ct. South Jordan, Utah 84095	31,250	00.59%

All Officers and Directors as a Group (3 persons)		5,000,000	95.22%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2014, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At September 30, 2014, the Company owed $36,502 of interest and $130,000 to its President under the terms of several notes.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year and $20,900 in interest and principal was due Jan 15, 2014. Note 1, Note 2 and Note 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.  Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due Feb 3, 2015. Interest and Principal of $21,600 is due February 3, 2016.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,900 for 2014 and $9,900 for 2013.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2014 and $0 for 2013.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $800 for 2014 and $600 for 2013.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2014 and $0 for 2013.

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

Date: December 1, 2014

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

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 1, 2014

/s/ Sean Escobar

Sean Escobar

Director

December 1, 2014

/s/ Anthony Coletti

Anthony Coletti

Director

December 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2014 and 2013, and the related statements of operations, stockholders’  (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

November 26, 2014

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2014	September 30, 2013

ASSETS
CURRENT ASSETS
Cash	$9,836	$10,580
Prepaid Expenses	-	-

TOTAL CURRENT ASSETS	9,836	10,580

TOTAL ASSETS	$9,836	$10,580

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$200	$800
Interest payable - related party	36,502	24,310
Income taxes payable	100	100
Note Payable – Related Party – Current	110,000	60,000

TOTAL CURRENT LIABILITIES	146,802	85,210

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	20,000	50,000

TOTAL LIABILITIES	166,802	135,210

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(103,925)	(103,925)
(Deficit) from re-entering development stage	(190,454)	(158,118)

TOTAL STOCKHOLDERS' (DEFICIT)	(156,966)	(124,630)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,836	$10,580

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2014	Year Ended September 30, 2013
Statement of Income
Income	$0	$0
Cost of Sales	0	0

GROSS PROFIT	0	0

Expenses
General and Administrative	20,044	21,389
Total Expenses	20,044	21,389

Other Income and (Expenses)
Interest (Expense)	(12,192)	(8,433)
Other Income	-	-
Total other Income and (Expense)	(12,192)	(8,433)

(LOSS) BEFORE TAXES	(32,236)	(29,822)

PROVISION FOR TAXES	100	100

NET (LOSS)	$(32,336)	$(29,922)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2014	Year Ended September 30, 2013
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(32,336)	$(29,922)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	-	2,200
Increase/Decrease Interest payable	12,192	8,433
Increase/Decrease Accounts payable	(600)	800
Increase/ Decrease Income taxes payable	-	-

NET CASH (USED) BY OPERATING ACTIVITIES	(20,744)	(18,489)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	20,000
Stock Sold	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	20,000

NET INCREASE (DECREASE) IN CASH	(744)	1,511

CASH AT BEGINNING OF PERIOD	10,580	9,069

CASH AT END OF PERIOD	$9,836	$10,580

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$0	$0

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF STOCKHOLDERS' (DEFICIT) Years Ended September 30, 2014 and 2013
	Common Stock	Common Stock	Retained Deficit	Deficit from October 1, 2003 date of Re-entering Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at September 30, 2012	5,251,309	$ 137,413	$ (103,925)	$ (128,196)	$ (94,708)
Net loss for year				(29,922)	(29,922)
Balance at September 30, 2013	5,251,309	$ 137,413	$ (103,925)	$ (158,118)	$ (124,630)
Net loss for year				(32,336)	(32,336)
Balance at September 30, 2014	5,251,309	$ 137,413	$ (103,925)	$ (190,454)	$ (156,966)

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2014

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage enterprise

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

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

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2014

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through September 30, 2014 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

Various ASU’s through ASU No. 2014-17, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2014 the Company owed $36,502 of interest and $130,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year and $20,900 in interest and principal was due Jan 15, 2014. Note 1, Note 2 and Note 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 is due on May 7, 2011, 2012, 2013, and 2014.  Interest and Principal of $10,450 is due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 is due on February 1, 2012, 2013, and 2014. Interest and Principal of $20,950 is due on February 1, 2015. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013. Interest and Principal of $21,600 is due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due on March 1, 2014.  Interest and Principal of $21,600 is due on March 1, 2015.  Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 is due Feb 3, 2015.  Interest and Principal of $21,600 is due February 3, 2016.

Related note payable due as follows:

2014	$60,000
2015	$50,000
2016	$20,000
Total	$130,000

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2014

(continued)

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2011, 2012, 2013 and 2014 are open for examination by taxing authorities.

The income tax expense (benefit) for the year ended September 30, 2014 and 2013, differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013
Income tax expense (benefit) at	$(11,318)	$(10,473)
State taxes	100	100
Valuation allowance	11,318	10,473
	$ 100	$ 100

Deferred tax assets for the year ended September 30, 2014 are comprised primarily of the following:

Net operating Loss Carryforward	$ 66,659
Valuation allowance	(66,659)
$ 0

At September 30, 2014, the Company had a net operating loss carry forward of approximately $190,454 that may be offset against future taxable income through 2034.  These losses will start to expire in the year 2011 through 2034. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending September 30, 2014 by approximately $11,318.

FASB ASC Topic 740, Income Taxes, requires us to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, we must measure the tax position to determine the amount to recognize in our financial statements.  We performed a review of our material tax positions in accordance with recognition and measurement standards established by ASC Topic 740 and concluded we had no unrecognized tax benefit which would affect the effective tax rate if recognized for the years ended September 30, 2014 and 2013.

We include interest and penalties arising from the underpayment of income taxes, if any, in our statements of operations in general and administrative expenses.  As of September 30, 2014 and 2013, we had no accrued interest or penalties related to uncertain tax positions.

Note 4:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.