Form 10-K
period 2015-09-30
Trafalgar Resources, Inc.
filed 2015-12-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:   September 30, 2015

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

As of December 9, 2015, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

Quarter Ended	High Bid	Low Bid
September 2015	$1.01	$0.50
June 2015	$1.01	$0.50
March 2015	$1.01	$0.50
December 2015	$1.01	$0.50

September 2014	$1.01	$0.50
June 2014	$1.01	$0.50
March 2014	$1.01	$0.50
December 2013	$1.01	$0.50

September 2013	$1.01	$0.50
June 2013	$1.01	$0.50
March 2013	$1.01	$0.50
December 2012	$1.01	$0.50

At December 9, 2015, the bid and ask price for the Company's Common Stock was $1.01 and $0.50.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2015 or 2014.

Holders – At December 9, 2015, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2015 or 2014.  We had a net loss of $45,015 for the year ended September 30, 2015.  At September 30, 2015, we had cash and cash equivalents of $9,941 and negative working capital of $171,981.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014
Revenues	$ -	$ -
General and Administrative Expenses	25,606	20,044
Net Loss	45,015	32,336
Basic Loss per Share	(0.01)	(0.01)
Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,309	5,231,209
BALANCE SHEET DATA:
	September 30, 2015	September 30, 2014
Total Current Assets	$ 13,941	$ 9,836
Total Assets	13,941	9,836
Total Current Liabilities	185,922	146,802
Working Capital (Deficit)	(171,981)	(136,966)
Stockholders’ Equity (Deficit)	(201,981)	(156,966)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company had $9,941 in cash and liabilities of $215,922.  As of September 30, 2015, the Company had a negative working capital of $171,981. The Company had a negative working capital of $136,966 as of September 30, 2014.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2015, the Company had $25,606 in general and administrative expenses related to maintaining its corporate status, paying accounting and legal fees and $19,320 in interest expenses. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2015, the Company had a net loss of $45,015 compared to a loss of $32,336 for the year ended September 30, 2014.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the year ended September 30, 2015, we incurred a loss of $45,015 and had no revenue as compared to a loss of $32,336 for the year ended September 30, 2014, with no revenue.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Principal Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that due to the small size of the Company and lack of segregation of duties our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30,

2015, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 9, 2015, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Anthony B. Escobar	40	President and Director	2004

Sean Escobar	35	Vice President and Director	2004

Anthony Coletti	45	Secretary and Treasurer and Director	2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 40, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 35, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 45, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2015.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2015, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2015, 2014, and 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 7, 2015, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Class “A” Voting	Anthony Brandon Escobar 12587 S. 1745 E. Draper, Utah 84020	4,937,500	94.03%

Title of Class	Name of Officer, Director and Nominee	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Class “A” Voting	Anthony Brandon Escobar President	----------See Above----------

Class “A” Voting	Sean Escobar Vice President 12913 S. Boulter St. Draper, Utah 84020	31,250	00.59%

Class “A” Voting	Anthony Coletti Secretary/Treasurer 3036 W. Harper Peak Ct. South Jordan, Utah 84095	31,250	00.59%

All Officers and Directors as a Group (3 persons)		5,000,000	95.22%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2015, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At September 30, 2015 the Company owed $55,822 of interest and $160,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, 2014 and 2015.  Note 4 is in default resulting in a 14% default rate of interest accruing.  Interest and Principal of $10,450 was due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 was due on February 1, 2012, 2013, 2014 and 2015. Interest and Principal of $20,950 was due on February 1, 2015. Note 5 is in default resulting in a 12% default rate of interest accruing. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013. Interest and Principal of $21,600 was due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1600 is due on March 1, 2014.  Interest and Principal of $21,600 was due on March 1, 2015. Note 7 is in default resulting in a 12% default rate of interest accruing.  Note 8 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 is due on February 3, 2016. Note 9 is for $30,000 and bear interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principal of $32,400 is due December 12, 2016.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $9,400 for 2015 and $9,900 for 2014.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2015 and $0 for 2014.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $800 for 2015 and $800 for 2014.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2015 and $0 for 2014.

(5) The Company does not have an audit committee

(6) Not Applicable

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Reports of Independent Registered Public Accounting Firm

F-1-2

Balance Sheet

F-3

Statements of Operations

F-4

Statements of Stockholders’ (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7-9

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

Date: December 16, 2015

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

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 16, 2015

/s/ Sean Escobar

Sean Escobar

Director

December 16, 2015

/s/ Anthony Coletti

Anthony Coletti

Director

December 16, 2015

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Trafalgar Resources, Inc.

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. (the Company) as of September 30, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

December 11, 2015

240 N. East Promontory

Suite 200

Farmington, Utah 84025

(T) 801-218-3523

heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (a development stage company) as of September 30, 2014, and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

November 26, 2014

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2015	September 30, 2014
Statement of Financial Position
ASSETS
CURRENT ASSETS
Cash	$ 9,941	$ 9,836
Prepaid Expenses	4,000	$ -

TOTAL CURRENT ASSETS	13,941	9,836

TOTAL ASSETS	$ 13,941	$ 9,836

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 200
Interest payable - related party	55,822	36,502
Income taxes payable	100	100
Note Payable – Related Party – Current	130,000	110,000

TOTAL CURRENT LIABILITIES	185,922	146,802

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	20,000

TOTAL LIABILITIES	215,922	166,802

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(339,394)	(294,379)

TOTAL STOCKHOLDERS' (DEFICIT)	(201,981)	(156,966)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 13,941	$ 9,836

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2015	Year Ended September 30, 2014
Statement of Income
Income	$-	$-
Cost of Sales	-	-

GROSS PROFIT	-	-

Expenses
General and Administrative	25,606	20,044
Total Expenses	25,606	20,044

Other Income and (Expenses)
Interest (Expense)	(19,320)	(12,192)
Other Income	11	-
Total other Income and (Expense)	(19,309)	(12,192)

(LOSS) BEFORE TAXES	(44,915)	(32,236)

PROVISION FOR TAXES	100	100

NET (LOSS)	$(45,015)	$(32,336)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	(0.01)	(0.01)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENT OF STOCKHOLDERS’ (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014
	Common Stock Shares	Common Stock Amount	Retained Deficit	Total Stockholders' Equity (Deficit)

Balance at September 30, 2013	5,251,309	$ 137,413	$ (158,118)	$ (124,630)
Net loss for year			(32,336)	(32,336)

Balance at September 30, 2014	5,251,309	$ 137,413	$ (190,154)	$ (156,966)
Net loss for year			(45,015)	(45,015)
Balance at September 30, 2015	5,251,309	$ 137,413	$ (235,169)	$ (201,981)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2015	Year Ended September 30, 2014
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(45,015)	$(32,336)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	(4,000)	-
Increase/Decrease Interest payable	19,320	12,192
Increase/Decrease Accounts payable	(200)	(600)
NET CASH (USED) BY OPERATING ACTIVITIES	(29,895)	(20,744)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	30,000	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	20,000

NET INCREASE (DECREASE) IN CASH	105	(744)

CASH AT BEGINNING OF PERIOD	9,836	10,580

CASH AT END OF PERIOD	$9,941	$9,836

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2015

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

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

September 30, 2015

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Going concern

As shown in the accompanying financial statements, the Company had a working capital deficit and a retained deficit incurred through September, 30, 2015 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2015-16, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2015 the Company owed $55,822 of interest and $160,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, 2014 and 2015.  Note 4 is in default resulting in a 14% default rate of interest accruing.  Interest and Principal of $10,450 was due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 was due on February 1, 2012, 2013, 2014 and 2015. Interest and Principal of $20,950 was due on February 1, 2015. Note 5 is in default resulting in a 12% default rate of interest accruing. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1600 is due on February 1, 2013. Interest and Principal of $21,600 was due on February 1, 2014. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1600 is due on March 1, 2014.  Interest and Principal of $21,600 was due on March 1, 2015. Note 7 is in default resulting in a 12% default rate of interest accruing.  Note 8 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 is due on February 3, 2016. Note 9 is for $30,000 and bear interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principal of $32,400 is due December 12, 2016.

Total related notes payable are due as follows:

2016	$130,000
2017	$30,000

             Total                        $160,000

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2015

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

The income tax expense (benefit) for the year ended September 30, 2015 and 2014, differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014
Income tax expense (benefit) at	$(15,755)	$(11,318)
State taxes	100	100
Valuation allowance	15,755	11,318
	$ 100	$ 100

Deferred tax assets for the year ended September 30, 2015 are comprised primarily of the following:

Net operating Loss Carryforward	$ 82,674
Valuation allowance	(82,674)
$ -

At September 30, 2015, the Company had a net operating loss carry forward of approximately $188,225 that may be offset against future taxable income through 2026.  These losses will start to expire in the year 2011 through 2026.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ending September 30, 2015 by approximately $15,755.

Note 4:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.