Form 10-Q
period 2015-12-31
Trafalgar Resources, Inc.
filed 2016-02-12
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

5,251,309 shares of no par value common stock on February 9, 2016

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2015

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

Trafalgar Resources, Inc. BALANCE SHEETS
	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 784	$ 9,941
Prepaid Expenses	625	4,000

TOTAL CURRENT ASSETS	1,409	13,941

TOTAL ASSETS	$ 1,409	$ 13,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 3,843	$ -
Interest payable - related party	60,772	55,822
Income taxes payable	-	100
Note Payable – Related Party – Current	160,000	130,000

TOTAL CURRENT LIABILITIES	224,615	185,922

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	-	30,000

TOTAL LIABILITIES	224,615	215,922

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(360,619)	(339,394)

TOTAL STOCKHOLDERS' (DEFICIT)	(223,206)	(201,981)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,409	$ 13,941

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Statement of Income
Revenue	$ -	$ -
Cost of Sales	-	-

GROSS PROFIT	-	-

Expenses
General and Administrative	$ 16,275	$ 7,839
Total Expenses	$ 16,275	$ 7,839

Other Income and (Expenses)
Interest (Expense)	$ (4,950)	$ (3,550)
Other Income	-	1
Total other Income and (Expense)	$ (4,950)	$ (3,549)

(LOSS) BEFORE TAXES	$ (21,225)	$ (11,388)

PROVISION FOR TAXES	-	-

NET (LOSS)	$ (21,225)	$ (11,388)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
OPERATING ACTIVITIES
NET (LOSS)	$(21,225)	$(11,388)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	3,375	-
Increase/Decrease Interest payable	4,950	3,550
Increase/Decrease Accounts payable	3,843	(200)
Increase/ Decrease Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	(9,157)	(8,138)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	-	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	30,000

NET INCREASE (DECREASE) IN CASH	(9,157)	21,862

CASH AT BEGINNING OF PERIOD	9,941	9,836

CASH AT END OF PERIOD	$784	$31,698

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2015

Note 1: Summary of Significant Accounting Policies

Organization and Operation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ending December 31, 2015, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

December 31, 2015

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

Going concern

As shown in the accompanying financial statements, the Company had a working capital deficit and a retained deficit incurred through December 31, 2015 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2015-017, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2015 the Company owed $60,772 of interest and $160,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, and 2014. Interest and principal of $10,450 was due May 7, 2015. Note 4 is in default resulting in a 14% default rate of interest accruing. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 was due on February 1, 2012, 2013, and 2014. Interest and principal of $20,950 was due on February 1, 2015. Note 5 is in default resulting in a 12% default rate of interest accruing. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 was due on February 1, 2013. Interest and principal of $21,600 was due on February 1, 2014. Note 6 is in default resulting in a 12% default rate of interest.  Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due on March 1, 2014. Interest and principal of $21,600 was due on March 1, 2015.  Note 7 is in default resulting in a 12% default rate of interest accruing. Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 is due on February 3, 2016. Note 9 is for $30,000 and bear interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principal of $32,400 is due December 12, 2016.  All related note payables are recorded as current liabilities on the balance sheet.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2015

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

The income tax expense (benefit) for the quarter ended December 31, 2015 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended December 31, 2015	Quarter Ended December 31, 2014
Income tax expense (benefit) at	$(7,429)	$(3,986)
Valuation allowance	7,429	3,986
	--	--

Deferred tax assets for the quarter ending December 31, 2015 are comprised primarily of the following:

Net operating Loss Carryforward	$ 69,825
Related party interest	21,270
Valuation allowance	(91,095)
$ -

At December 31, 2015, the Company had a net operating loss carry forward of approximately $199,500 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending December 31, 2015 by approximately $7,429.

Note 4:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.  During this period the Company did not have any material recognizable subsequent events except a promissory note from the Company’s president for $30,000. The note is due in January 2018 and bears interest at 8% per annum.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2015, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, the Company had $1,409 in current assets and $224,615 in current liabilities resulting in a negative working capital as of December 31, 2015 of $223,206.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2015, the Company had $16,275 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had related party interest expense of $4,950 for the three months ended December 31, 2015.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2015, the Company had a net loss of $21,225, compared to a loss of $11,488 for the three months ended December 31, 2014.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenue since reentering the development stage.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2015, the Company had a net loss of $21,225.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

In January 2016, the Company entered into a $30,000 promissory note from its president.  The note is due in January 2018 and bears interest at 8% per annum.

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4

Exhibit No.

     Instruments Defining the Rights of Security Holders

Location

10.01

10

Promissory Note – Anthony Escobar

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

Dated: February 12, 2016

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 12, 2016

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer