Form 10-Q
period 2016-03-31
Trafalgar Resources, Inc.
filed 2016-05-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

5,251,309 shares of no par value common stock on May 10, 2016

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

Trafalgar Resources, Inc. BALANCE SHEETS
	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,742	$9,941
Prepaid expenses	625	4,000

TOTAL CURRENT ASSETS	22,367	13,941

TOTAL ASSETS	$22,367	$13,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Interest payable - related party	$66,388	$55,822
Income taxes payable	-	100
Note Payable – Related Party – Current	160,000	130,000

TOTAL CURRENT LIABILITIES	226,388	185,922

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	256,388	215,922

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(371,434)	(339,394)

TOTAL STOCKHOLDERS' (DEFICIT)	(234,021)	(201,981)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$22,367	$13,941

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Statement of Income
Income	$-	$-	$-	$-
Cost of Sales	-	-	-	-

GROSS PROFIT	-	-	-	-

Expenses
General and Administrative	5,199	11,776	21,474	19,615
Total Expenses	5,199	11,776	21,474	19,615

Other Income and (Expenses)
Interest (Expense) - Related Party	(5,617)	(3,950)	(10,567)	(7,500)
Other Income	-	4	-	5
Total other Income and (Expense)	(5,617)	(3,946)	(10,567)	(7,495)

(LOSS) BEFORE TAXES	(10,816)	(15,722)	(32,040)	(27,110)

PROVISION FOR TAXES	-	-	-	-

NET (LOSS)	$(10,816)	$(15,722)	$(32,040)	$(27,110)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(32,040)	$(27,110)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	3,375	-
Increase/Decrease Interest payable	10,566	7,500
Increase/Decrease Accounts payable	-	(200)
Increase/ Decrease Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	(18,199)	(19,910)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	30,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

NET INCREASE (DECREASE) IN CASH	11,801	10,090

CASH AT BEGINNING OF PERIOD	9,941	9,836

CASH AT END OF PERIOD	$21,742	$19,926

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$0	$0

 The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2016

Note 1: Summary of Significant Accounting Policies

Organization and Operation

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ending March 31, 2016, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

March 31, 2016

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through March 31, 2016 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2016-11, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2016 the Company owed $66,388 of interest and $190,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

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

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2016

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due on March 1, 2014.  Interest and Principal of $21,600 was due on March 1, 2015. Note 7 is in default resulting in a 12% default rate of interest accruing.

Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due February 3, 2015.  Interest and principle of $21,600 was due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing.

Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principle of $32,400 is due December 12, 2016.

Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due January 5, 2018.  Interest and principle of $32,400 is due January 5, 2018.

Related notes payable are due as follows:

Year ending September 30,

2016:$130,000

2017: $ 30,000

2018  $ 30,000

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

The income tax expense (benefit) for the quarter ended March 31, 2016 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended March 31, 2016	Quarter Ended March 31, 2015
Income tax expense (benefit) at	$(3,786)	$(5,503)
Valuation allowance	3,786	5,503
	--	--

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31,2016

(continued)

NOTE 3:   INCOME TAXES (continued)

Deferred tax assets for the quarter ending March 31, 2016 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 71,645
Related Party Interest	$ 23,236
Valuation Allowance	(94,881)

At March 31, 2016 the Company had a net operating loss carry forward of approximately $204,699 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending March 31, 2016 by approximately $3,786.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended March 31, 2016, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, the Company had $22,367 in current assets and $226,388 in current liabilities resulting in a negative working capital as of March 31, 2016 of $204,021.  Additionally, the Company has $30,000 in long term liabilities related to a note payable to a related party. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.  There is no formal commitment for management to continue to provide financing to the Company and without the continued financing from management, the Company would not be able to stay in business.  The Company has multiple notes owed to management and several of these notes are past due.  At this time, management has not indicated they will seek to collect on the notes but will continue to provide financial support.

RESULTS OF OPERATIONS

The Company has not had any significant revenue.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. The Company does not anticipate any revenue until it locates a new business opportunity.

For the three and six months ended March 31, 2016, the Company had $5,199 and $21,474, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Additionally, the Company had related party interest expense of $5,617 and $10,567, respectively for the three and six months ended March 31, 2016.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and six months ended March 31, 2016, the Company had a net loss of $10,816 and $32,040, respectively, compared to a loss of $15,722 and $27,110, respectively for the three and six months ended March 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended March 31, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended March 31, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

At March 31, 2016, the Company owed $66,388 of interest and $190,000 in principal to its President under the terms of several notes. On January 5, 2016, the president of the Company loaned the Company an additional $30,000 which will be due on the earlier of January 5, 2018 or the date the Company completes a merger, reorganization or acquisition between the Company and another corporation or entity.  Interest on the note is at 8%.

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

Dated: May 13, 2016

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    May 13, 2016

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer