Form 10-Q
period 2016-06-30
Trafalgar Resources, Inc.
filed 2016-08-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                          Yes [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

5,251,309 shares of no par value common stock on August 3, 2016

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

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

Trafalgar Resources, Inc. BALANCE SHEETS
	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 17,952	$ 9,941

TOTAL CURRENT ASSETS	17,952	9,941

OTHER ASSETS
Prepaid Expenses	625	4,000

TOTAL OTHER ASSETS	625	4,000
TOTAL ASSETS	$ 18,577	$ 13,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Interest payable - related party	72,139	55,822
Income taxes payable	-	100
Note Payable – Related Party – Current	160,000	130,000

TOTAL CURRENT LIABILITIES	232,139	185,922

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	262,139	215,922

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(380,975)	(339,394)

TOTAL STOCKHOLDERS' (DEFICIT)	(243,562)	(201,981)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 18,577	$ 13,941

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Income	-	-	-	-
Cost of Sales	-	-	-	-

GROSS PROFIT	-	-	-	-

Expenses
General and Administrative	3,790	3,851	25,264	23,466
Total Expenses	3,790	3,851	25,264	23,466

Other Income and (Expenses)
Interest (Expense)	(5,750)	(3,950)	(16,317)	(11,450)
Other Income	-	3	-	8
Total other Income and (Expense)	(5,750)	(3,947)	(16,317)	(11,442)

(LOSS) BEFORE TAXES	(9,540)	(7,798)	(41,581)	(34,908)

PROVISION FOR TAXES	-	-	-	-

NET (LOSS)	$ (9,540)	$ (7,798)	$ (41,581)	$ (34,908)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(41,581)	$(34,908)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/(Decrease) Prepaid Expenses	3,375	-
Increase/(Decrease) Interest payable	16,317	11,450
Increase/(Decrease) Accounts payable	-	(200)
Increase/ (Decrease) Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	(21,989)	(23,758)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	30,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

NET INCREASE (DECREASE) IN CASH	8,011	6,242

CASH AT BEGINNING OF PERIOD	9,941	9,836

CASH AT END OF PERIOD	$17,952	$16,078

Supplemental Disclosure of Cash Flow Information:

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

June 30, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the nine months ending June 30, 2016, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

June 30, 2016

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through June 30, 2016 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updated (“ASU”) through ASU No. 2016-13, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At June 30, 2016 the Company owed $72,139 of interest and $190,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest is due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

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

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

June 30, 2016

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

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

Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 was due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing.

Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principal of $32,400 is due December 12, 2016. Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due January 5, 2017.  Interest and principal of $32,400 is due January 5, 2018.

Related note payable due as follows:

Year ending September 30,

2016: $130,000

2017: $30,000

2018: $30,000

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

The income tax expense (benefit) for the quarter ended June 30, 2016 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended June 30, 2016	Quarter Ended June 30, 2015
Income tax expense (benefit) at	$(3,339)	$(2,730)
Valuation allowance	3,339	2,730
	--	--

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

June 30, 2016

(continued)

NOTE 3:   INCOME TAXES (continued)

Deferred tax assets for the quarter ending June 30, 2016 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 72,971
Related Party Interest	$ 25,249
Valuation Allowance	(98,220)

At June 30, 2016 the Company had a net operating loss carry forward of approximately $208,500 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the quarter ending June 30, 2016 by approximately $3,339.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended June 30, 2016, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had $18,577 in current assets and $232,139 in current liabilities resulting in a negative working capital as of June 30, 2016 of $213,562.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.  The Company has had to rely on loans from the Company’s management, primarily Anthony Escobar.  There is no requirement for Mr. Escobar to continue loaning funds to the Company and if the Company is unable to locate a new business, eventually Mr. Escobar will no longer be able to continue to support the Company’s cash flow needs.

RESULTS OF OPERATIONS

The Company has not had any significant revenue.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three and nine months ended June 30, 2016, the Company had a net loss of $9,540 and $41,581, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

For the three and nine months ended June 30, 2016, the Company had $3,790 and $25,264, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Additionally, the Company had related party interest expense of $5,750 and $16,317, respectively for the three and nine months ended June 30, 2016 ($3,950 and $11,450 in 2015).  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended June 30, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended June 30, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

At June 30, 2016, the Company owed $72,159 of interest and $190,000 to its President under the terms of several notes.

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

Dated: August 11, 2016

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    August 11, 2016

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer