Form 10-K
period 2016-09-30
Trafalgar Resources, Inc.
filed 2016-11-30
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2016

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

As of November 21, 2016, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

Quarter Ended	High Bid	Low Bid
September 2016	$1.01	$0.55
June 2016	$1.01	$0.55
March 2016	$1.01	$0.55
December 2015	$1.01	$0.55

September 2015	$1.01	$0.50
June 2015	$1.01	$0.50
March 2015	$1.01	$0.50
December 2014	$1.01	$0.50

September 2014	$1.01	$0.50
June 2014	$1.01	$0.50
March 2014	$1.01	$0.50
December 2013	$1.01	$0.50

At November 21, 2016, the bid and ask price for the Company's Common Stock was $1.01 and $0.55.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2016 or 2015.

Holders – At November 21, 2016, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2016 or 2015.  We had a net loss of $48,949 for the year ended September 30, 2016.  At September 30, 2016, we had cash and cash equivalents of $15,191 and negative working capital of $220,930.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2016	For the Year Ended September 30, 2015
Revenues	$ -	$ -
General and Administrative Expenses	26,782	25,606
Net Loss	48,949	45,015
Basic Loss per Share	(0.01)	(0.01)
Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,309	5,251,309
BALANCE SHEET DATA:
	September 30, 2016	September 30, 2015
Total Current Assets	$ 17,691	$ 13,941
Total Assets	17,691	13,941
Total Current Liabilities	238,621	185,922
Working Capital (Deficit)	(220,930)	(171,981)
Stockholders’ Equity (Deficit)	(250,930)	(201,981)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had $15,191 in cash and liabilities of $268,621.  As of September 30, 2016, the Company had a negative working capital of $220,930. The Company had a negative working capital of $171,981 as of September 30, 2015.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2016, the Company had $26,782 in general and administrative expenses related to maintaining its corporate status, paying accounting and legal fees and $22,067 in interest expenses. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended September 30, 2016, the Company had a net loss of $48,949 compared to a loss of $45,015 for the year ended September 30, 2015.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.  For the year ended September 30, 2016, we incurred a loss of $48,949 and had no revenue as compared to a loss of $45,015 for the year ended September 30, 2015, with no revenue.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of November 21, 2016, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director and Officer Since

Anthony B. Escobar

41

President and Director

2004

Sean Escobar

36

Vice President and Director

2004

Anthony Coletti

46

Secretary and Treasurer and Director

2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 41, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 36, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 46, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2016.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2016, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2016, 2015, and 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 21, 2016, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2016, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At September 30, 2016 the Company owed $77,889 of interest and $190,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, 2014 and 2015.  Note 4 is in default resulting in a 14% default rate of interest accruing.  Interest and principal of $10,450 was due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 was due on February 1, 2012, 2013, 2014 and 2015. Interest and principal of $20,950 was due on February 1, 2015. Note 5 is in default resulting in a 12% default rate of interest accruing. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013. Interest and principal of $21,600 was due on February 1, 2014. Note 6 is in default resulting in a 12% default rate of interest accruing. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1600 is due on March 1, 2014. Interest and principal of $21,600 was due on March 1, 2015. Note 7 is in default resulting in a 12% default rate of interest accruing.  Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 is due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing. Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 is due December 12, 2016.  Interest and principal of $32,400 is due December 12, 2016.  Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due January 5, 2017.  Interest and principal of $32,400 is due January 5, 2018.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $8,500 for 2016 and $9,400 for 2015.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2016 and $0 for 2015.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2016 and $800 for 2015.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2016 and $0 for 2015.

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

F-6-9

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

Date: November 29, 2016

By: /s/ Anthony Brandon Escobar

     Anthony Brandon Escobar, President and

    Director (Principal Executive Officer)

By: /s/ Anthony Coletti

     Anthony Coletti, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

November 29, 2016

/s/ Sean Escobar

Sean Escobar

Director

November 29, 2016

/s/ Anthony Coletti

Anthony Coletti

Director

November 29, 2016

Heaton & Company, PLLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Kristofer Heaton, CPA William R. Denney, CPA

To The Board of Directors and Stockholders of

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (the Company) as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Heaton & Company, PLLC

Farmington, Utah

November 29, 2016

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2016	September 30, 2015

ASSETS
CURRENT ASSETS
Cash	$ 15,191	$ 9,941
Prepaid expenses	2,500	4,000

TOTAL CURRENT ASSETS	17,691	13,941

TOTAL ASSETS	$ 17,691	$ 13,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 632	$ -
Interest payable - related party	77,889	55,822
Income taxes payable	100	100
Note Payable – Related Party – Current	160,000	130,000

TOTAL CURRENT LIABILITIES	238,621	185,922

LONG-TERM LIABILITIES
Notes payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	268,621	215,922

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(388,343)	(339,394)

TOTAL STOCKHOLDERS' (DEFICIT)	(250,930)	(201,981)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 17,691	$ 13,941

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2016	Year Ended September 30, 2015
Statement of Income
Income	$ -	-
Cost of Sales	-	-

GROSS PROFIT	-	-

Expenses
General and Administrative	26,782	25,606
Total Expenses	26,782	25,606

Other Income and (Expenses)
Interest (Expense) - Related Party	(22,067)	(19,320)
Other Income	-	11
Total other Income and (Expense)	(22,067)	(19,309)

(LOSS) BEFORE TAXES	(48,849)	(44,915)

PROVISION FOR TAXES	100	100

NET (LOSS)	$ (48,949)	$ (45,015)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources Inc. STATEMENT OF STOCKHOLDERS' (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015
	Common Stock Shares	Common Stock Amount	Retained Deficit	Total Stockholders' Equity (Deficit)

Balance at September 30, 2014	5,251,309	$ 137,413	$ (294,379)	$ (156,966)
Net loss for year			(45,015)	(45,015)

Balance at September 30, 2015	5,251,309	$ 137,413	$ (339,394)	$ (201,981)
Net loss for year			(48,949)	(48,949)

Balance at September 30, 2016	5,251,309	$ 137,413	$ (388,343)	$ (250,930)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2016	Year Ended September 30, 2015
Statement of Cash Flows
OPERATING ACTIVITIES
NET (LOSS)	$(48,949)	$(45,015)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Prepaid Expenses	1,500	(4,000)
Interest payable – related party	22,067	19,320
Accounts payable	632	(200)
Income taxes payable	-	-

NET CASH (USED) BY OPERATING ACTIVITIES	(24,750)	(29,895)

FINANCING ACTIVITIES
Notes payable - Related party	30,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

NET INCREASE (DECREASE) IN CASH	5,250	105

CASH AT BEGINNING OF PERIOD	9,941	9,836

CASH AT END OF PERIOD	$15,191	$9,941

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2016

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

September 30, 2016

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

We will recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Under FASB ASC 605, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

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

Going concern

As shown in the accompanying financial statements, the Company had a working capital deficit and a retained deficit incurred through September 30, 2016 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2016-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2016 the Company owed $77,889 of interest and $190,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

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

Notes to Financial Statements

September 30, 2016

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

Notes payable – related party are due as follows:

2017: $130,000

2018:     30,000

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2013, 2014 and 2015 are open for examination by taxing authorities.

The income tax expense (benefit) for the year ended September 30, 2016 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Income tax expense (benefit) at	$(17,132)	$(15,750)
State taxes	100	100
Valuation allowance	17,132	15,755
	100	100

Deferred tax assets for the quarter ending September 30, 2016 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 100,760
Valuation Allowance	$ (100,760)

At September 30, 2016 the Company had a net operating loss carry forward of approximately $210,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ended September 30, 2016 by approximately $17,500.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2016

(continued)

Note 4:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.  During this period the Company did not have any material recognizable subsequent events.