Form 10-Q
period 2016-12-31
Trafalgar Resources, Inc.
filed 2017-02-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

5,251,309 shares of no par value common stock on February 9, 2017

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2016

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

Trafalgar Resources, Inc. BALANCE SHEETS
	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 26,101	$ 15,191
Prepaid Expenses	10,625	2,500

TOTAL CURRENT ASSETS	36,726	17,691

TOTAL ASSETS	36,726	17,691

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	632	632
Interest payable - related party	83,640	77,889
Income taxes payable	-	100
Note Payable – Related Party – Current	160,000	160,000

TOTAL CURRENT LIABILITIES	244,272	238,621

LONG-TERM LIABILITIES
Note payable -- Related party (Note 2)	60,000	30,000

TOTAL LIABILITIES	304,272	268,621

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(404,959)	(388,343)

TOTAL STOCKHOLDERS' (DEFICIT)	(267,546)	(250,930)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	36,726	17,691

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Statement of Income
Revenue	$ -	$ -
Cost of Sales	-	-

GROSS PROFIT	-	-

Expenses
General and Administrative	$ 10,865	$ 16,275
Total Expenses	10,865	$ 16,275

Other Income and (Expenses)
Interest (Expense)	(5,751)	$ (4,950)
Other Income	-	-
Total other Income and (Expense)	(5,751)	$ (4,950)

(LOSS) BEFORE TAXES	(16,616)	$ (21,225)

PROVISION FOR TAXES	-	-

NET (LOSS)	$ (16,616)	$ (21,225)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
OPERATING ACTIVITIES
NET (LOSS)	$(16,616)	$(21,225)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease Prepaid Expenses	(8,125)	3,375
Increase/(Decrease) Interest payable	5,751	4,950
Increase/(Decrease) Accounts payable	-	3,843
Increase/(Decrease) Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	(19,090)	(9,157)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	30,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	-

NET INCREASE (DECREASE) IN CASH	10,910	(9,157)

CASH AT BEGINNING OF PERIOD	15,191	9,941

CASH AT END OF PERIOD	$26,101	$784

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2016

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the three months ending December 31, 2016, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

December 31, 2016

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Revenue recognition

We will recognize revenue in accordance with FASB ASC 605, “Revenue Recognition.”  Under FASB ASC 605, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We will recognize revenue as services are provided.  Revenues will be reflected net of coupon discounts.

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through December 31, 2016 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2016-20, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At December 31, 2016 the Company owed $83,640 of interest and $220,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, and 2014.  Interest and principal of $10,450 was due May 7, 2015. Note 4 is in default resulting in a 14% default rate of interest accruing.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2016

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

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

Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due December 12, 2016.  Interest and principal of $32,400 was due December 12, 2016. Note 9 is in default resulting in a 12% default rate of interest accruing.

Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due January 5, 2017.  Interest and principal of $32,400 is due January 5, 2018.

Note 11 is for $30,000 and bears interest of 8.0%.  Interest of $2,400 is due December 27, 2017.  Interest and principal of $32,400 is due December 27, 2018.

Related party notes payable are due as follows:

Year ending September 30,

2017: $160,000

2018: $30,000

2019: $30,000

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2014, 2015 and 2016 are open for examination by taxing authorities.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

December 31, 2016

(continued)

NOTE 3:   INCOME TAXES  (continued)

The income tax expense (benefit) for the quarter ended December 31, 2016 differs from the amount computed using the federal statutory rates as follows:

	Quarter Ended December 31, 2016	Quarter Ended December 31, 2015
Income tax expense (benefit) at	$(5,816)	$(7,429)
Valuation allowance	5,816	7,429
	--	--

Deferred tax assets for the quarter ending December 31, 2016 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 77,305
Related Party Interest	$ 29,274
Valuation Allowance	(106,579)
Total deferred tax asset	-

At December 31, 2016, the Company had a net operating loss carry forward of approximately $220,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the period ended December 31, 2016 by approximately $5,816.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2016, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, the Company had $36,726 in current assets and $244,272 in current liabilities resulting in a negative working capital as of December 31, 2016 of $207,546.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended December 31, 2016, the Company had $10,865 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees.  Additionally, the Company had related party interest expense of $5,751 for the three months ended December 31, 2016.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2016, the Company had a net loss of $16,616, compared to a loss of $21,225 for the three months ended December 31, 2015.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2016, the Company had a net loss of $16,616.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

The Company has relied on loans from its president.  As of December 31, 2016, the Company was in default on such loans.

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

Dated: February 13, 2017

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    February 13, 2017

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer