Form 10-K
period 2017-09-30
Trafalgar Resources, Inc.
filed 2017-12-27
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended:

September 30, 2017

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

As of December 15, 2017, the Registrant had 5,251,309 shares of common stock issued and outstanding.

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

Quarter Ended	High Bid	Low Bid
September 2017	$1.01	$0.55
June 2017	$1.01	$0.55
March 2017	$1.01	$0.55
December 2017	$1.01	$0.55

September 2016	$1.01	$0.50
June 2016	$1.01	$0.50
March 2016	$1.01	$0.50
December 2016	$1.01	$0.50

September 2015	$1.01	$0.50
June 2015	$1.01	$0.50
March 2015	$1.01	$0.50
December 2015	$1.01	$0.50

At December 15, 2017, the bid and ask price for the Company's Common Stock was $1.01 and $0.55.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2017 or 2016.

Holders – At December 15, 2017, the Company had approximately 229 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2017 or 2016.  We had a net loss of $54,918 for the year ended September 30, 2017.  At September 30, 2017, we had cash and cash equivalents of $15,140 and negative working capital of $275,848.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016
Revenues	$ -	$ -
General and Administrative Expenses	29,118	26,782
Net Loss	54,918	48,949
Basic Loss per Share	(0.01)	(0.01)
Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,309	5,251,309
BALANCE SHEET DATA:
	September 30, 2017	September 30, 2016
Total Current Assets	$ 18,473	$ 17,691
Total Assets	18,473	17,691
Total Current Liabilities	294,321	238,621
Working Capital (Deficit)	(275,848)	(220,930)
Stockholders’ Equity (Deficit)	(305,848)	(250,930)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had $18,473 in assets and liabilities of $324,321.  As of September 30, 2017, the Company had a negative working capital of $275,848. The Company had a negative working capital of $220,930 as of September 30, 2016.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2017, the Company had $29,118 in general and administrative expenses related to maintaining its corporate status, paying accounting and legal fees and $25,700 in interest expenses. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost.  Additionally, since the Company is reliant on debt, interest expenses will continue to increase. For the year ended September 30, 2017, the Company had a net loss of $54,918 compared to a loss of $48,949 for the year ended September 30, 2016.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  The Company continues to suffer losses related to maintaining its corporate status and reporting obligations.  Additionally, with the Company reliant on debt financing, interest expenses continue to increase.  For the year ended September 30, 2017, we incurred a loss of $54,918 and had no revenue as compared to a loss of $48,949 for the year ended September 30, 2016, with no revenue.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth as of December 15, 2017, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name

Age

Position

Director and Officer Since

Anthony B. Escobar

42

President and Director

2004

Sean Escobar

37

Vice President and Director

2004

Anthony Coletti

47

Secretary and Treasurer and Director

2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Anthony Brandon Escobar, age 42, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Sean Escobar, age 37, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Anthony Coletti, age 47, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing.  Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2017.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2017, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2016 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2017, 2016, and 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 15, 2017, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,291,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

During the fiscal year ended September 30, 2017, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At September 30, 2017 the Company owed $103,589 of interest and $220,000 in principal to its president.   The amounts owed are set forth in various promissory notes which all but one is past due.  To date, the Company’s president has not sought to enforce the delinquency on the notes.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing. Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, 2014 and 2015.  Note 4 is in default resulting in a 14% default rate of interest accruing.  Interest and principal of $10,450 was due May 7, 2015. Note 5 is for $20,000 and bears interest of 4.75% per year.  Interest of $950 was due on February 1, 2012, 2013, 2014 and 2015. Interest and principal of $20,950 was due on February 1, 2015. Note 5 is in default resulting in a 12% default rate of interest accruing. Note 6 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 is due on February 1, 2013.  Interest and principal of $21,600 was due on February 1, 2014. Note 6 is in default resulting in a 12% default rate of interest accruing. Note 7 is for $20,000 and bears interest of 8.0% per year.  Interest of $1600 is due on March 1, 2014.  Interest and principal of $21,600 was due on March 1, 2015. Note 7 is in default resulting in a 12% default rate of interest accruing.  Note 8 is for $20,000 and bears interest of 8.0% per year.  Interest of $1,600 was due February 3, 2015.  Interest and principal of $21,600 was due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing. Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due December 12, 2016.  Interest and principal of $32,400 was due December 12, 2016.  Note 9 is in default resulting in a 12% default rate of interest accruing.  Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 was due January 5, 2017.  Interest and principal of $32,400 is due January 5, 2018.  Note 11 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due December 27, 2017.  Interest and principal of $32,400 is due December 27, 2018.

Indebtedness of Management

Except as set forth above related to the notes owed to the Company’s president, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the

Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $8,500 for 2017 and $8,500 for 2016.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2017 and $0 for 2016.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2017 and $800 for 2016.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2017 and $0 for 2016.

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

Date: December 27, 2017

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

Date

/s/ Anthony Brandon Escobar

Anthony Brandon Escobar

Director

December 27, 2017

/s/ Sean Escobar

Sean Escobar

Director

December 27, 2017

/s/ Anthony Coletti

Anthony Coletti

Director

December 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Trafalgar Resources, Inc.

We have audited the accompanying balance sheets of Trafalgar Resources, Inc. (the Company) as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pinnacle Accountancy Group of Utah

Farmington, Utah

December 27, 2017

Trafalgar Resources, Inc. BALANCE SHEETS
	September 30, 2017	September 30, 2016

ASSETS
CURRENT ASSETS
Cash	$ 15,140	$ 15,191
Prepaid expenses	3,333	2,500

TOTAL CURRENT ASSETS	18,473	17,691

TOTAL ASSETS	$ 18,473	$ 17,691

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 632	$ 632
Interest payable - related party	103,589	77,889
Income taxes payable	100	100
Note Payable – Related Party – Current	190,000	160,000

TOTAL CURRENT LIABILITIES	294,321	238,621

LONG-TERM LIABILITIES
Notes payable -- Related party (Note 2)	30,000	30,000

TOTAL LIABILITIES	324,321	268,621

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(443,261)	(388,343)

TOTAL STOCKHOLDERS' (DEFICIT)	(305,848)	(250,930)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 18,473	$ 17,691

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2017	Year Ended September 30, 2016
Statement of Income
Income	$ -	$ -
Cost of Sales	-	-

GROSS PROFIT	-	-

Expenses
General and Administrative	29,118	26,782
Total Expenses	29,118	26,782

Other Income and (Expenses)
Interest (Expense) - Related Party	(25,700)	(22,067)
Other Income	-	-
Total other Income and (Expense)	(25,700)	(22,067)

(LOSS) BEFORE TAXES	(54,818)	(48,849)

PROVISION FOR TAXES	100	100

NET (LOSS)	$ (54,918)	$ (48,949)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources Inc. STATEMENT OF STOCKHOLDERS' (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016
	Common Stock Shares	Common Stock Amount	Retained Deficit	Total Stockholders' Equity (Deficit)

Balance at September 30, 2015	5,251,309	$ 137,413	$ (339,394)	$ (201,981)
Net loss for year			(48,949)	(48,949)

Balance at September 30, 2016	5,251,309	$ 137,413	$ (388,343)	$ (250,930)
Net loss for year			(54,918)	(54,918)

Balance at September 30, 2017	5,251,309	$ 137,413	$ (443,261)	$ (305,848)

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2017	Year Ended September 30, 2016

OPERATING ACTIVITIES
NET (LOSS)	$(54,918)	$(48,949)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
Increase/Decrease Prepaid Expenses	(833)	1,500
Increase/Decrease Interest payable	25,700	22,067
Increase/Decrease Accounts payable	-	632
Increase/ Decrease Income taxes payable	-	-

NET CASH (USED) BY OPERATING ACTIVITIES	(30,051)	(24,750)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Notes payable - Related party	30,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	30,000

NET INCREASE (DECREASE) IN CASH	(51)	5,250

CASH AT BEGINNING OF PERIOD	15,191	9,941

CASH AT END OF PERIOD	$15,140	$15,191

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2017

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

Net loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive. The Company's diluted earnings/loss per share is the same as the basic earnings/loss per share for the years ended September 30, 2017 and 2016, as there are no potential shares outstanding that would have a dilutive effect.

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

September 30, 2017

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

Going concern

As shown in the accompanying financial statements, the Company had a working capital deficit and a retained deficit incurred through September 30, 2017 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2017-14, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At September 30, 2017 the Company owed $103,589 of interest and $220,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

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

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2017

(continued)

NOTE 2:     RELATED PARTY TRANSACTIONS (continued)

Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 was due January 5, 2017. Interest and principal of $32,400 is due January 5, 2018.

Note 11 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 is due December 27, 2017.  Interest and principal of $32,400 is due December 27, 2018

Notes payable – related party are due as follows:

2017: $190,000

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

The income tax expense (benefit) for the year ended September 30, 2017 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Income tax expense (benefit) at	$(19,186)	$(17,132)
State taxes	100	100
Change in valuation allowance	19,186	17,132
	100	100

Deferred tax assets for the year ending September 30, 2016 and 2017 are comprised primarily of the following:

	2017	2016
Net Operating Loss Carryforward	$ 119,946	$ 100,760
Valuation Allowance	$ (119,946)	$ (100,760)
	0	0

At September 30, 2017 the Company had a net operating loss carry forward of approximately $239,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the year ended September 30, 2017 by approximately $19,186.  The Company has no tax positions at September 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

September 30, 2017

(continued)

NOTE 3:   INCOME TAXES (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties as of September 30, 2017 and 2016.

Note 4:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date and through the date the financial statements were issued.  During this period the Company did not have any material recognizable subsequent events.