Form 10-Q
period 2018-03-31
Trafalgar Resources, Inc.
filed 2018-05-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

5,251,309 shares of no par value common stock on May 3, 2018

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trafalgar Resources, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

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

Trafalgar Resources, Inc. BALANCE SHEETS
	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 22,070	$ 15,140
Prepaid Expenses	1,667	3,333

TOTAL CURRENT ASSETS	23,737	18,473

TOTAL ASSETS	$ 23,737	$ 18,473

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 632	$ 632
Interest payable - related party	116,889	103,589
Income taxes payable	-	100
Notes Payable – Related Party – Current	220,000	190,000

TOTAL CURRENT LIABILITIES	337,521	294,321

LONG-TERM LIABILITIES
Notes payable -- Related party	20,000	30,000

TOTAL LIABILITIES	357,521	324,321

STOCKHOLDERS' (DEFICIT)

Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Retained (Deficit)	(471,197)	(443,261)

TOTAL STOCKHOLDERS' (DEFICIT)	(333,784)	(305,848)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 23,737	$ 18,473

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Statement of Income
Income	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-

GROSS PROFIT	-	-	-	-

Expenses
General and Administrative	8,636	5,547	14,636	16,412
Total Expenses	8,636	5,547	14,636	16,412

Other Income and (Expenses)
Interest (Expense)
Interest (Expense) - Related Party	(6,650)	(6,650)	(13,300)	(12,401)
Other Income	-	-	-	-
Total other Income and (Expense)	(6,650)	(6,650)	(13,300)	(12,401)

(LOSS) BEFORE TAXES	(15,286)	(12,197)	(27,936)	(28,813)

PROVISION FOR TAXES	-	-	-	-

NET (LOSS)	$ (15,286)	$ (12,197)	$ (27,936)	$ (28,813)

(LOSS) PER COMMON SHARE
Basic and fully diluted loss per weighted average common share outstanding	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding	5,251,309	5,251,309	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
OPERATING ACTIVITIES
NET (LOSS)	$(27,936)	$(28,813)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

Changes in operating assets and liabilities:
(Increase)/Decrease Prepaid Expenses	1,666	(5,833)
Increase/(Decrease) Interest payable	13,300	12,400
Increase/(Decrease) Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	(13,070)	(22,346)

FINANCING ACTIVITIES
Loans - Notes payable - Related party	20,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	30,000

NET INCREASE (DECREASE) IN CASH	6,930	7,654

CASH AT BEGINNING OF PERIOD	15,140	15,191

CASH AT END OF PERIOD	$22,070	$22,845

CASH PAID FOR TAXES	$100	$100

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2018

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements for the six months ending March 31, 2018, should be read in conjunction with the accompanying notes and with the historical financial information of the Company, and are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

March 31, 2018

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

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through March 31, 2018 which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek new capital from a related party to provide needed funds.

New accounting pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2018-05, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2:     RELATED PARTY TRANSACTIONS

At March 31, 2018 the Company owed $116,889 of interest and $240,000 to its President.  Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year.  $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, and 2014.  Interest and principal of $10,450 was due May 7, 2015. Note 4 is in default resulting in a 14% default rate of interest accruing.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2018

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

Note 10 is for $30,000 and bears interest of 8.0% per year.  Interest of $2,400 was due January 5, 2017.  Interest and principal of $32,400 was due January 5, 2018.  Note 10 is in default resulting in a 12% default rate of interest accruing.

Note 11 is for $30,000 and bears interest of 8.0%.  Interest of $2,400 was due December 27, 2017.  Interest and principal of $32,400 is due December 27, 2018.

Note 12 is for $20,000 and bears interest of 8.0%. Interest of $1,600 is due March 8, 2019.  Interest and principal of $21,600 is due March 9 2020.

Related party notes payable are due as follows:

In addition to the $190,000 in related party notes now due or past due, additional related party notes are due for the Year ending September 30,

2019: $30,000

2020: $20,000

NOTE 3:   INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2015, 2016 and 2017 are open for examination by taxing authorities.

TRAFALGAR RESOURCES, INC.

Notes to Unaudited Financial Statements

March 31, 2018

(continued)

NOTE 3:   INCOME TAXES  (continued)

The income tax expense (benefit) for the period ended March  31, 2018 differs from the amount computed using the federal statutory rates as follows:

	Six months Ended March 31, 2018	Six months Ended March 31, 2017
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (7,638)	$ (10,085)
Effect of rate changes on deferred tax assets and valuation allowance	3,498	-
Valuation allowance	4,140	10,085
	--	--

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

Deferred tax assets for the quarter ending March 31, 2018 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 53,288
Related Party Interest	$ 24,546
Valuation Allowance	(77,834)
Total deferred tax asset	-

At March 31, 2018, the Company’s deferred tax assets were made up of approximately $117,000 in accrued related party interest and a net operating loss carry forward of approximately $254,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the period ended March 31, 2018 by approximately $4,140. Deferred tax assets related to operating loss carryforwards and related party interest decreased by approximately $35,600 and $16,400, respectively, due to the Tax Act.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2018, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had $23,737 in current assets and $337,521 in current liabilities resulting in a negative working capital as of March 31, 2018 of $313,784.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company.  Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and six months ended March 31, 2018, the Company had $8,636 and $14,636, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Additionally, the Company had related party interest expense of $6,650 and $13,300, respectively for the three and six months ended March 31, 2018.  Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and six months ended March 31, 2018, the Company had a net loss of $15,286 and $27,936, respectively, compared to a loss of $12,197 and $28,813, respectively for the three and six months ended March 31, 2017.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three and six months ended March 31, 2018, the Company had a net loss of $15,286 and 27,936, respectively.   The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2018.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. The Company is in default on loans from management and principal shareholders.  Management has indicated they do not, at this time, intend to pursue the defaults.

ITEM 4.  Mine Safety Disclosures

The Company is not involved in the mining business and has no safety disclosure issues.

ITEM 5.  Other Information.

The Company has relied on loans from its president.  As of March 31, 2018, the Company was in default on such loans.

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4

Exhibit No.

     Instruments Defining the Rights of Security Holders

Location

10.01

10

Promissory Note March 9, 2019 – Escobar

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

Dated: May 11, 2018

By: /s/ Anthony Brandon Escobar

Anthony Brandon Escobar, President

(Principal Executive Officer)

    May 11, 2018

By: /s/ Anthony Coletti

Anthony Coletti, Principal Accounting

Officer