Form 10-Q
period 2018-06-30
Trafalgar Resources, Inc.
filed 2018-08-20
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

001-32522

Commission file number

Trafalgar Resources, Inc.

(Exact name of registrant as specified in its charter)

Utah	91-0974149
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Everbright Center, Suite 3102 108 Gloucester Road Wanchai, Hong Kong	0000
(Address of principal executive offices)	(Zip Code)

(303) 953-4245

Registrant’s telephone number, including area code

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 17, 2018
Common Stock, no par value	5,251,309 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Trafalgar Resources, Inc.

Balance Sheets

As of June 30, 2018, and September 30, 2017

(Unaudited)

	June 30, 2018	September 30, 2017
	$	$

ASSETS

Current Assets
Cash	16,473	15,140
Prepaid expenses	834	3,333
Total Current Assets	17,307	18,473

TOTAL ASSETS	17,307	18,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	4,632	632
Interest payable - related party	123,939	103,589
Income taxes payable	-	100
Notes payable - related party	220,000	190,000
Total Current Liabilities	348,571	294,321

Long-term Liability
Notes payable - related party	20,000	30,000

Total Liabilities	368,571	324,321

Stockholders’ Deficit
Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Accumulated Deficit	(488,677)	(443,261)
Total Stockholders' Deficit	(351,264)	(305,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	17,307	18,473

The accompanying notes are an integral part of these financial statements

Trafalgar Resources, Inc.

Statements of Operations

For the three months and nine months ended June 30, 2018 and 2017
(Unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the nine months ended June 30, 2018	For the nine months ended June 30, 2017
	$	$	$	$
Income	-	-	-	-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses:
General and administrative	10,430	7,439	25,066	23,852
Professional fees	-	-	-	-
Total operating expenses	10,430	7,439	25,066	23,852

Profit (Loss) from operations	(10,430)	(7,439)	(25,066)	(23,852)

Interest expense, related parties	(7,050)	(6,650)	(20,350)	(19,050)

Profit (Loss) before income taxes	(17,480)	(14,089)	(45,416)	(42,902)

Provision for income taxes	-	-	-	-

Net profit (loss)	(17,480)	(14,089)	(45,416)	(42,902)

Net profit (loss) per common share Basic and diluted	($0.00)*	($0.00)*	($0.00)*	($0.00)*

Weighted number of shares outstanding
Basic and diluted	5,251,309	5,251,309	5,251,309	5,251,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

Trafalgar Resources, Inc.

Statements of Cash Flows

For the nine months ended June 30, 2018 and 2017
(Unaudited)

	For the nine months ended June 30,
	2018	2017

Operating Activities:
Net loss	$(45,416)	$(42,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase)/Decrease Accounts payable and accrued expenses	4,000	-
Increase/(Decrease) Prepaid Expenses	2,499	(2,395)
Increase/(Decrease) Interest payable	20,350	19,050
Increase/(Decrease) Income taxes payable	(100)	(100)

NET CASH (USED) BY OPERATING ACTIVITIES	$(18,667)	$(26,347)

NET CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	20,000	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,333	3,653

CASH AND CASH EQUIVALENTS at beginning of period	15,140	15,191

CASH AND CASH EQUIVALENTS at end of period	$16,473	$18,844

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ 100	$ 100

The accompanying notes are an integral part of these financial statements

Trafalgar Resources, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Basis of Presentation

The financial statements present the balance sheets, statements of operations and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q, Article 8 of Regulation S-X of the United States Securities and Exchange Commission. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosure in the notes to the financial statements for the year ended September 30, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended June 30, 2018 or June 30, 2017.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2018 the carrying value of cash, interest payable, accounts payable, note payable and accrued liabilities approximated fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Going concern

As shown in the accompanying financial statements, the Company had a deficit working capital and a loss incurred through June 30, 2018 which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from a related party to provide needed funds.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

At June 30, 2018 the Company owed $123,939 of interest and $240,000 of notes payable to its President, Anthony Escobar. Note 1 is for $10,000 and bears interest of 4.5% per year. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year. $900 in interest was due on January 15, 2011, 2012, and 2013. $20,900 in interest and principal was due January 15, 2014. Note 1, 2 and 3 are in default resulting in an 18% default rate of interest accruing.

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

Related party notes payable are due as follows:

In addition to the $190,000 in related party notes now due or past due, additional related party notes are due for the Years ending September 30,

2019: $30,000

2020: $20,000

NOTE 3 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax periods 2015, 2016 and 2017 are open for examination by taxing authorities.

The income tax expense (benefit) for the period ended June 30, 2018 differs from the amount computed using the federal statutory rates as follows:

	Nine months Ended June 30, 2018	Nine months Ended June 30, 2017
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (11,225)	$ (14,513)
Effect of rate changes on deferred tax assets and valuation allowance	6,358	-
Valuation allowance	4,867	14,513
	--	--

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

Deferred tax assets for the quarter ending June 30, 2018 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 55,529
Related Party Interest	$ 26,027
Valuation Allowance	(81,556)
Total deferred tax asset	-

At June 30, 2018, the Company’s deferred tax assets were made up of approximately $124,000 in accrued related party interest and a net operating loss carry forward of approximately $265,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2016 through 2036.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance increased during the period ended June 30, 2018 by approximately $4,867. Deferred tax assets related to operating loss carryforwards and related party interest decreased by approximately $37,000 and $17,300, respectively, due to the Tax Act.

NOTE 4 – SUBSEQUENT EVENTS

On July 13, 2018, HY (HK) Financial Investments Co., Ltd. a Hong Kong limited company (“HY”) purchased 5,000,000 shares of common stock (the “Shares”) of Trafalgar Resources, Inc. (the “Company”) for $410,000. Of the Shares, 4,937,500, were acquired from Anthony Escobar, the Company’s Chief Executive Officer and Director, 31,250 were acquired from Anthony Coletti, the Company’s Principal Accounting Officer, Secretary, Treasurer, and Director, and 31,250 were acquired from Sean Escobar, a Company Vice President and Director. The Shares represent approximately 95% of the Company’s issued and outstanding common stock.

HY used funds from its working capital to acquire the Shares and the transaction completed on July 13, 2018.

On July 13, 2018, the Company and Anthony Escobar cancelled, re-paid or otherwise satisfied all the promissory notes that the Company had issued to him. As of July 13, 2018, the principal amount of these promissory notes (Note 1 to Note 12) were $240,000.

On July 13, 2018, the Company’s board of directors appointed Mr. Kong Xiao Jun, age 46, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Mr. Kong currently serves as the Chief Executive Officer of Guangdong HY Capital Management Co., Ltd and has served in that role since 2011. Previously, Mr. Kong was the Executive Director of the Asia Aluminum Group from 2007 through 2011. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism.

Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK.

The Board of Directors appointed Mr. Kong in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

The Company has not entered into any compensation arrangements with Mr. Kong.

Following the appointment of Mr. Kong as an officer and director of the Company, Sean Escobar resigned his position as Company Vice President and Director and Anthony Coletti resigned his position as Principal Accounting Officer, Secretary, Treasurer, and Director. Both resignations are effective as of July 13, 2018.

Mr. Anthony Escobar tendered his resignation as Chief Executive Officer and Director, with such resignation to be effective 10 days following the mailing of a Schedule 14-F1 Information Statement to the Company’s stockholders. That Schedule 14-F1 Information Statement was filed on the EDGAR system maintained by the Securities and Exchange Commission on July 18, 2018.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Business Overview

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

On July 13, 2018, HY (HK) Financial Investments Co., Ltd. a Hong Kong limited company (“HY”) purchased 5,000,000 shares of common stock (the “Shares”) of Trafalgar Resources, Inc. (the “Company”) for $410,000. Of the Shares, 4,937,500, were acquired from Anthony Escobar, the Company’s Chief Executive Officer and Director, 31,250 were acquired from Anthony Coletti, the Company’s Principal Accounting Officer, Secretary, Treasurer, and Director, and 31,250 were acquired from Sean Escobar, a Company Vice President and Director. The Shares represent approximately 95% of the Company’s issued and outstanding common stock.

HY used funds from its working capital to acquire the Shares and the transaction completed on July 13, 2018.

On July 13, 2018, the Company and Anthony Escobar cancelled, re-paid or otherwise satisfied all the promissory notes that the Company had issued to him. As of July 13, 2018, the principal amount of these promissory notes (Note 1 to Note 12) were $240,000.

On July 13, 2018, the Company’s board of directors appointed Mr. Kong Xiao Jun, age 46, as its Chief Executive Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Following the appointment of Mr. Kong as an officer and director of the Company, Sean Escobar resigned his position as Vice President and Director and Anthony Coletti resigned his position as Principal Accounting Officer, Secretary, Treasurer, and Director.  Both resignations are effective as of July 13, 2018.

Anthony Escobar tendered his resignation as Chief Executive Officer and Director, with such resignation to be effective 10 days following the mailing of a Schedule 14-F1 Information Statement to the Company’s stockholders.  That Schedule 14-F1 Information Statement was filed on the EDGAR system maintained by the Securities and Exchange Commission on July 18, 2018.

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities after change of shareholders and directors. Our Chief Executive Officer is exploring such options.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended June 30, 2018, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2017.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company had $17,307 in current assets and $348,571 in current liabilities resulting in a negative working capital as of June 30, 2018 of $331,264. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and nine months ended June 30, 2018, the Company had $10,430 and $25,066, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Additionally, the Company had related party interest expense of $7,050 and $20,350, respectively for the three and nine months ended June 30, 2018. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and nine months ended June 30, 2018, the Company had a net loss of $17,480 and $45,416, respectively, compared to a loss of $14,089 and $42,902, respectively for the three and nine months ended June 30, 2017.

The principal stockholder has undertaken to finance the Company in cash for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to restructure its business and restart on a revenue-generating operation to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from the principal stockholder will not be discontinued.

These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The Company has not had any significant revenues. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. For the three and nine months ended June 30, 2018, the Company had a net loss of $17,480 and $45,416, respectively. The Company does not anticipate any revenue until it locates a new business opportunity.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended June 30, 2018.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended June 30, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. The Company is in default on loans from management and principal shareholders. Management has indicated they do not, at this time, intend to pursue the defaults.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

The Company has relied on loans from its president. As of June 30, 2018, the Company was in default on such loans.

Item 6. Exhibits

Exhibit Number
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.

Dated: August 20, 2018	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Principal Accounting Officer