Form 10-K
period 2018-09-30
Trafalgar Resources, Inc.
filed 2019-01-09
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32522

Trafalgar Resources, Inc.

(Exact name of registrant as specified in its charter)

Utah	91-0974149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 3102, Everbright Center, 108 Gloucester Road Wanchai, Hong Kong	0000
(Address of Principal Executive Offices)	(Zip Code)

(852) 3618-8608

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class “A” Voting Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [ ] Yes  [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [x] Yes  [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of December 27, 2018, the Registrant had 5,251,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

Table of Contents

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

The Company is not currently conducting any business, nor it has conducted any business for several years. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  The Company does not possess any unexpired patents or trademarks and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid. The Company does not employ any employees.

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

ITEM 2.

PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis in the office located at Suite 3102, Everbright Center, 108 Gloucester Road, Wanchai, Hong Kong. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities; however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

The Company has no mining operations.

PART II

ITEM 5.

MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid
September 2018	$1.50	$1.50
June 2018	$1.20	$1.05
March 2018	$1.05	$0.55
December 2017	$1.01	$0.55

September 2017	$1.01	$0.55
June 2017	$1.01	$0.55
March 2017	$1.01	$0.55
December 2016	$1.01	$0.55

September 2016	$1.01	$0.50
June 2016	$1.01	$0.50
March 2016	$1.01	$0.50
December 2015	$1.01	$0.50

At December 21, 2018, the bid and ask price for the Company's Common Stock was $1.50 and $1.50.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2018 or 2017.

Holders

At December 27, 2018, the Company had approximately 227 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends

Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2018.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Plan of Operation

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

Acquisition by HY (HK) Financial Investments, Co., Ltd.

On July 13, 2018, HY (HK) Financial Investments Co., Ltd. a Hong Kong limited company (“HY”) purchased 5,000,000 shares of common stock (the “Shares”) of the Company for $410,000. Of the Shares, 4,937,500, were acquired from Anthony Escobar, the Company’s Chief Executive Officer and Director, 31,250 were acquired from Anthony Coletti, the Company’s Principal Accounting Officer, Secretary, Treasurer, and Director, and 31,250 were acquired from Sean Escobar, a Company Vice President and Director. The Shares represent approximately 95% of the Company’s issued and outstanding common stock.

HY used funds from its working capital to acquire the Shares and the transaction completed on July 13, 2018.

Summary of Financial Information

We had no revenues in 2018 or 2017.  We had a net loss of $62,758 for the year ended September 30, 2018.  At September 30, 2018, we had cash and cash equivalents of $nil and negative working capital of $18,059.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page 10.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017
Revenues	$ -	$ -
General and Administrative Expenses	42,308	29,118
Net Loss	62,758	54,918
Basic Loss per Share	(0.01)	(0.01)
Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	5,251,309	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,309	5,251,309
BALANCE SHEET DATA:
	September 30, 2018	September 30, 2017
Total Current Assets	$ -	$ 18,473
Total Assets	-	18,473
Total Current Liabilities	18,059	294,321
Working Capital (Deficit)	(18,059)	(275,848)
Stockholders’ Equity (Deficit)	(18,059)	(305,848)

Liquidity And Capital Resources

As of September 30, 2018, the Company had $nil in assets and liabilities of $18,059.  As of September 30, 2018, the Company had a negative working capital of $18,059. The Company had a negative working capital of $275,848 as of September 30, 2017.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended September 30, 2018, the Company had $42,308 in general and administrative expenses related to maintaining its corporate status, paying accounting and legal fees and $20,350 in interest expenses. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost.  Since the debt of Company was waived during the fiscal year, interest expenses had decreased. For the year ended September 30, 2018, the Company had a net loss of $62,758 compared to a loss of $54,918 for the year ended September 30, 2017.

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

Results of Operations

The Company has not had any revenue since inception.  The Company continues to suffer losses related to maintaining its corporate status and reporting obligations.  Since the debt of Company was waived during the fiscal year, interest expenses had decreased.  For the year ended September 30, 2018, we incurred a loss of $62,758 and had no revenue as compared to a loss of $54,918 for the year ended September 30, 2017, with no revenue.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRAFALGAR RESOURCES, INC.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Trafalgar Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. (the "Company") as of September 30, 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of September 30, 2017, were audited by other auditors whose report dated December 27, 2017 expressed an unqualified opinion on those statements.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial report. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has stockholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lo and Kwong C.P.A. Company Limited

We have served as the Company's auditor since fiscal year 2018.

Suites 313-316

3/F., Shui On Centre

6-8 Harbour Road

Wanchai, Hong Kong

January 4, 2019

TRAFALGAR RESOURCES, INC.

Balance Sheets

	September 30, 2018	September 30, 2017

ASSETS

CURRENT ASSETS
Cash	$-	$15,140
Prepayment	-	3,333
TOTAL CURRENT ASSETS	-	18,473

TOTAL ASSETS	$-	$18,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,959	$632
Interest payable – related party	-	103,589
Income taxes payable	100	100
Amount due to a related party	14,000	-
Notes payable – related party – Current	-	190,000
TOTAL CURRENT LIABILITIES	18,059	294,321

LONG-TERM LIABILITY
Notes payable – related party	-	30,000
TOTAL LONG-TERM LIABILITY	-	30,000

TOTAL LIABILITIES	18,059	324,321

STOCKHOLDERS’ DEFICIT
Common stock with no par value, 100,000,000 shares authorized, 5,251,309 issued and outstanding	137,413	137,413
Other reserve	350,547	-
Accumulated deficit	(506,019)	(443,261)
TOTAL STOCKHOLDERS' DEFICIT	(18,059)	(305,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$18,473

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Statements of Operations

	Year ended September 30, 2018	Year ended September 30, 2017

Income	$-	$-
Costs of sales	-	-

Gross profit	-	-

General and administrative expense	42,308	29,118

Operating loss	(42,308)	(29,118)
Interest expense to a related party	(20,350)	(25,700)

Loss before income taxes	(62,658)	(54,818)

Provision for income taxes	100	100

Net loss	$(62,758)	$(54,918)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares Basic and diluted	5,251,309	5,251,309

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Statements of Shareholders' Deficit

	Common Stock		Other Reserve	Accumulated Deficit	Total Stockholders’ Deficit
	Share	Amount

Balances at September 30, 2016	5,251,309	$137,413	$-	$(388,343)	$(250,930)

Net loss for the year	-	-	-	(54,918)	(54,918)

Balances at September 30, 2017	5,251,309	$137,413	$-	$(443,261)	$(305,848)

Other reserve	-	-	350,547	-	350,547

Net loss for the year	-	-	-	(62,758)	(62,758)

Balances at September 30, 2018	5,251,309	$137,413	$350,547	$(506,019)	$(18,059)

The accompanying notes are an integral part of these financial statements.

TRAGALGAR RESOURCES, INC.

Statements of Cash Flows

	Year ended September 30, 2018	Year ended September 30, 2017

Cash flows from operating activities:
Net loss	$(62,758)	$(54,918)
Adjustments for:
Interest expense to a related party	20,350	-
Adjustments to reconcile net loss to net cash used in operating activities:	(42,408)	(54,918)
Changes in operating assets and liabilities:
Decrease (increase) in prepayment	3,333	(833)
(Decrease) increase in interest payable	(13,392)	25,700
Increase in accounts payable	3,327	-
Increase in amount due to a related party	14,000	-

Net cash used in operating activities	(35,140)	(30,051)

Cash flows from financing activities:
Increase in notes payable – related party	20,000	30,000

Net cash provided by financing activities	20,000	30,000

Net (decrease) increase in cash and cash equivalents	(15,140)	(51)
Cash, beginning of year	15,140	15,191

Cash, end of year	$-	$15,140

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$100	$100

The accompanying notes are an integral part of these financial statements.

TRAFALGAR RESOURCES, INC.

Notes to Financial Statements

NOTE 1:  ORGANIZATION AND OPERATIONS

Trafalgar Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on October 25, 1972. The Company is considered as a development stage enterprise because since October 1, 2003, it has not commenced operations that have resulted in significant revenue and the Company's efforts have been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting Basis

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in US dollars. The Company has adopted a September 30 fiscal year end.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Cash and cash equivalents

The Company considers all highly liquid investments with the original maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, interest payable – related party, amount due to a related party, notes payable – related party. The carrying amount of these financial instruments approximates fair value due to length of maturity or interest rates that approximate prevailing market rates.

Income Taxes

The Company accounts for deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. A valuation allowance is required if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of whether or not a valuation allowance is needed is based upon an evaluation of both positive and negative evidence. The ultimate amount of deferred tax assets realized could be different from those recorded, as influenced by potential changes in enacted tax laws and the availability of future taxable income.

Revenue recognition

Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

Net loss per common share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2018, 2017 and 2016.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3:  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $506,019 as of September 30, 2018 and has negative cash flows from operations. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to seek new capital from a related part to provide needed funds for the next twelve months. These financials do not include any adjustments relating to the amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4:  RELATED PARTY TRANSACTIONS

During the year ended September 30, 2018, all the twelve notes owed to its President, as disclosed below, has been waived. An aggregated principal and interest of $350,547 were waived, while the President draw the cash $13,392.

Note 1 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due on February 27, 2010. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due on February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year and $20,900 in interest and principal was due on January 15, 2014. Note 1, 2 and 3 are in default resulting in a 18% default rate of interest accruing.

Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, and 2014. Interest and principal of $10,450 was due on May 7, 2015. Note 4 is in default resulting in a 14% default rate of interest accruing.

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

Note 8 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 was due on February 3, 2015. Interest and principal of $21,600 was due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing.

Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due on December 12, 2016. Interest and principal of $32,400 was due on December 12, 2016. Note 9 is in default resulting in a 12% default rate of interest accruing.

Note 10 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due on January 5, 2017. Interest and principal of $32,400 was due on January 5, 2018. Note 10 is in default resulting in a 12% default rate of interest accruing.

Note 11 is for $30,000 and bears interest of 8.0%. Interest of $2,400 was due on December 27, 2017. Interest and principal of $32,400 is due on December 27, 2018.

Note 12 is for $20,000 and bears interest of 8.0%. Interest of $1,600 is due on March 8, 2019. Interest and principal of $21,600 is due on March 9, 2020.

NOTE 5 : INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Income tax periods 2016, 2017 and 2018 are open for examination by taxing authorities.

The income tax expense (benefit) for the year ended September 30, 2018 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (13,179)	$ (19,186)
State income tax	100	100
Effect of rate changes on deferred tax assets and valuation allowance	8,786	-
Non-deductible expenses	4,274	-
Valuation allowance	119	19,186
	100	100

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective on January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Deferred tax assets for the year ending September 30, 2018 and 2017 are comprised primarily of the following:

	2018	2017

Net Operating Loss Carryforward	$ 59,010	119,946
Valuation Allowance	(59,010)	(119,946)
Total deferred tax asset	-	-

At September 30, 2018 the Company had a net operating loss carry forward of approximately $281,000 that may be offset against future taxable income through 2036.  These losses will start to expire in the year 2019 through 2038.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance decreased during the year ended September 30, 2018 by approximately $60,936 as a result of prior accrued interest due to a related party that will not be deducted on a future tax return and also as a result of a lower tax rate going forward.  The Company has no tax positions at September 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 6:  SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that due to the small size of the Company and lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis.  Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated or larger accelerated filer.

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 28, 2018, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and Officer Since

Kong Xiao Jun	46	Chief Executive Officer, President and Director	2018

Set forth below is certain biographical information regarding the Company's executive officers and directors during the fiscal year ended September 30, 2018.

Kong Xiao Jun, age 46, has been a Chief Executive Officer, President and Director since July 13, 2018. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management Co., LTD and has served in that role since 2011.  Previously, Mr. Kong was the Executive Director of the Asia Aluminum Group from 2007 through 2011.  Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism.

Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK.

Anthony Brandon Escobar, age 43, has been a Director of the Company since March 5, 2004, and has been President of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 2001 with a Bachelor of Science degree in Communications.  Mr. Escobar has been self-employed owning and operating Absolute Laboratories, Inc., that distributes dietary supplements to health food stores and pharmacies.  Mr. Escobar is also a licensed real estate agent.

Effective as of July 18, 2018, Mr. Anthony B. Escobar resigned his position as our Chief Executive Officer, President and Director.

Sean Escobar, age 38, has been a Director of the Company since March 5, 2004, and has been Vice President of the Company since March 12, 2004.  In addition to his management position with the Company, he has worked as an independent contractor as a nutritional product sales representative primarily for Isagenix International, Inc.

Effective as of July 13, 2018, Mr. Anthony Coletti resigned his position as our Vice President and Director.

Anthony Coletti, age 48, has been a Director of the Company since March 5, 2004, and has been Secretary and Treasurer of the Company since March 12, 2004.  In addition to his management position with the Company, he graduated from the University of Utah in 1993 with a Bachelor of Arts degree in Marketing. Mr. Coletti has worked in the field of ophthalmology as a Glaucoma Specialty Sales Representative for Alcon Laboratories and has managed a territory including the states of Utah, Idaho, Montana, and Wyoming, where he has worked with over 240 physicians.

Effective as of July 13, 2018, Mr. Sean Escobar resigned his position as our Secretary and Treasurer and Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2018.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We intend to adopt a code of ethics in the immediate future.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  We do not have a nominating committee, however we intend to appoint one in the immediate future.

Audit Committee

Our board of directors has an Audit Committee consisting of Mr. Kong.  The Audit Committee does not at the present time have an audit committee financial expert serving on its Audit Committee; however, our board intends to appoint an audit committee financial expert in the immediate future.

Family Relationships

None as of September 30, 2018.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflicts of Interest

Except as provided for in Article XI of the Company’s By-Laws: Board Director Compensation, no officer, director or security holder of the company may be involved in pecuniary interest in any investment acquired or disposed of by the registrant or in any transaction to which the registrant or any of its subsidiaries is party or has an interest.

None of the directors, officers, security holders or affiliates of the registrant may engage, for their own account, business activities of the types conducted by the registrant and its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2018 the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kong Xiao Jun CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2018, 2017, and 2016.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

The following table sets forth as of December 28, 2018, the name and the number of shares of the Company's common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,251,309 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Class “A” Voting	Kong Xiao Jun (2) Suites 3102, Everbright Centre, 108 Gloucester Road, Wanchai, Hong Kong	5,000,000	94.49%

Directors and Executive Officers as a Group		5,000,000	94.49%

	HY (HK) Financial Investments Co, Ltd. (2)	5,000,000	94.49%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Mr. Kong is deemed to be the beneficial owner of these 5,000,000 shares held by HY (HK) Financial Investments Co, Ltd.  Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co, Ltd.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

                 INDEPENDENCE

Transactions with management and others

During the fiscal year ended September 30, 2018, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

During the year ended September 30, 2018, all the twelve notes owed to its President, as disclosed below, has been waived. An aggregated principal and interest of $350,547 were waived, while the President draw the cash $13,392.

Note 1 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due on February 27, 2010. Note 2 is for $10,000 and bears interest of 4.5% per year and $10,450 in interest and principal was due on February 28, 2011. Note 3 is for $20,000 and bears interest of 4.5% per year and $20,900 in interest and principal was due on January 15, 2014. Note 1, 2 and 3 are in default resulting in a 18% default rate of interest accruing.

Note 4 is for $10,000 and bears interest of 4.5% per year. Interest of $450 was due on May 7, 2011, 2012, 2013, and 2014. Interest and principal of $10,450 was due on May 7, 2015. Note 4 is in default resulting in a 14% default rate of interest accruing.

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

Note 8 is for $20,000 and bears interest of 8.0% per year. Interest of $1,600 was due on February 3, 2015. Interest and principal of $21,600 was due on February 3, 2016. Note 8 is in default resulting in a 12% default rate of interest accruing.

Note 9 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due on December 12, 2016. Interest and principal of $32,400 was due on December 12, 2016. Note 9 is in default resulting in a 12% default rate of interest accruing.

Note 10 is for $30,000 and bears interest of 8.0% per year. Interest of $2,400 was due on January 5, 2017. Interest and principal of $32,400 was due on January 5, 2018. Note 10 is in default resulting in a 12% default rate of interest accruing.

Note 11 is for $30,000 and bears interest of 8.0%. Interest of $2,400 was due on December 27, 2017. Interest and principal of $32,400 is due on December 27, 2018.

Note 12 is for $20,000 and bears interest of 8.0%. Interest of $1,600 is due on March 8, 2019. Interest and principal of $21,600 is due on March 9, 2020.

Indebtedness of Management

Except as set forth above related to the notes owed to the Company’s president and those notes are waived during the year ended September 30, 2018, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $17,000 for 2018 and $8,500 for 2017.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:  $0 for 2018 and $0 for 2017.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2018 and $0 for 2017.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2018 and $0 for 2017.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

September 30, 2018 and 2017

Statements of Operations:

For the years ended September 30, 2018 and 2017

Statements of Changes in Shareholders’ Equity:

For the years ended September 30, 2018 and 2017

Statements of Cash Flows:

For the years ended September 30, 2018 and 2017

Notes to Financial Statements:

For the years ended September 30, 2018 and 2017

(a)(2)

List of Financial Statement schedules included in Part IV hereof:  None

(a)(3)

Exhibits

The following exhibits are included herewith:

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: January 9, 2019

/s/Kong Xiao Jun

By: Kong Xiao Jun, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Trafalgar Resources, Inc.

(Registrant)

By: /s/Kong Xiao Jun

Dated: January 9, 2019

           Kong Xiao Jun

           Chief Executive Officer, Chief Financial Officer, President and Director