Form 10-Q
period 2018-12-31
Trafalgar Resources, Inc.
filed 2019-02-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 12, 2019
Common Stock, no par value	5,251,309 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Trafalgar Resources, Inc.

Balance Sheets

As of December 31, 2018, and September 30, 2018

(Unaudited)

	December 31, 2018	September 30, 2018
	$	$

ASSETS

Current Assets
Cash	-	-
Prepayment	-	-
Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	632	3,959
Interest payable - related party	-	-
Income taxes payable	100	100
Amount due to a related party	23,093	14,000
Notes payable - related party	-	-
Total Current Liabilities and Total Liabilities	23,825	18,059

Stockholders’ Deficit
Common stock no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding	137,413	137,413
Other reserve	350,547	350,547
Accumulated deficit	(511,785)	(506,019)
Total Stockholders' Deficit	(23,825)	(18,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.

Statements of Operations

For the three months ended December 31, 2018 and 2017
(Unaudited)

	For the three months ended December 31, 2018	For the three months ended December 31, 2017
	$	$
Income	-	-
Cost of Sales	-	-

Gross Profit	-	-
General and administrative expenses	5,766	6,001

Operating loss	(5,766)	(6,001)
Interest expense to a related party	-	(6,650)

Loss before income taxes	(5,766)	(12,651)
Provision for income taxes	-	-

Net loss	(5,766)	(12,651)

Net loss per common share Basic and diluted	($0.00)*	($0.00)*

Weighted average number of common shares
Basic and diluted	5,251,309	5,251,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.

Statements of Cash Flows

For the three months ended December 31, 2018 and 2017
(Unaudited)

	For the three months ended December 31,
	2018	2017
	$	$
Operating Activities:
Net loss	(5,766)	(12,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepayment	-	833
Decrease in accounts payable	(3,327)	-
Increase in interest payable	-	6,650
Increase in amount due to a related party	9,093	-

NET CASH USED BY OPERATING ACTIVITIES	-	(5,168)

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(5,168)

CASH, at beginning of period	-	15,140

CASH, at end of period	-	9,972

Supplemental disclosure of cash flow information
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Trafalgar Resources, Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2018

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SFC, including the instruction to Form 10-Q and Article 8 of Regulation S-X. In the opinion of Management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the three months ended December 31, 2018, have been made. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

NOTE 2 – SIGNIFICANT ACCOUTING POLICIES

Net Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of December 31, 2018.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740-10-05, “Accounting for Income Taxes”. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. The Company’s financial instruments consist of accounts payable and amount due to a related party. The carrying amount of these financial instruments approximated fair value due to the length of maturity or interest rates that approximate prevailing market rates.

Use of estimates

The presentation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern and valuation allowance on deferred income tax. Operating results in the future could vary from the amounts derived from management’s estimates or assumptions.

Recently Issued Accounting Pronouncements

The Company has reviewed Accounting Standards Updates (“ASU”) through ASU No. 2018-05, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $511,785 as of December  31, 2018. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to seek new capital from a related part to provide needed funds. These financials do not include any adjustments relating to the amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

All the twelve notes owed to Anthony Brandon Escobar, the former president of the Company (the “Former President”), have been waived during the year ended September 30, 2018. An aggregated principal and interest of $350,547 has been waived, while the Former President draw the cash $13,392.

NOTE 5 – INCOME TAXES

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

The income tax expense (benefit) for the period ended December 31, 2018 differs from the amount computed using the federal statutory rates as follows:

	Three months Ended December 31, 2018	Three months Ended December 31, 2017
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (1,211)	$ (4,428)
Effect of rate changes on deferred tax assets and valuation allowance	807	-
Valuation allowance	404	4,428
	-	-

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

NOTE 5 – INCOME TAXES - continued

Deferred tax assets for the quarter ended December 31, 2018 are comprised primarily of the following:

Net Operating Loss Carryforward	$ 60,270
Valuation Allowance	(60,270)
Total deferred tax asset	-

At December 31, 2018, the Company had a net operating loss carry forward of approximately $287,000 that may be offset against future taxable income through 2038.  These losses will start to expire in the year 2019 through 2038.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The valuation allowance increased during the period ended December 31, 2018 by approximately $1,300 due to changes in enacted tax rates related to the Tax Act as mentioned above.  Deferred tax assets related to operating loss carryforwards increased by approximately $1,300 due to the Tax Act.

NOTE 6 – SUBSEQUENT EVENTS

On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with China Foods Holdings Ltd., a Delaware corporation (“China Foods”), pursuant to which the Company will merge with and into China Foods (the “Merger”).  The purpose of the Merger is to change the Company’s jurisdiction of incorporation from Utah to Delaware, which the Company’s management and board of directors believe is a more favorable domicile for the Company to pursue its new strategy of development and distribution of health related products, including supplements, across the globe, with a focus on opportunities in mainland China, Europe, and Australia.  The Company’s majority stockholder who owns 5,000,000 shares (approximately 95.2%) of the 5,251,309 outstanding shares of common stock, par value $0.0001, as of the close of business on January 23, 2019, signed a written consent approving the Merger and the related transactions.  Such approval and consent are sufficient under Utah law and the Company’s Bylaws to approve the Merger.  Accordingly, the Agreement and the transactions contemplated thereby have been approved, and neither a meeting of the Company’s stockholders nor additional written consents are necessary.

China Foods was incorporated on January 10, 2019, for the sole purpose of facilitating the Company’s reincorporation in Delaware.  China Foods currently has no business operations.

The Merger will result in the surviving corporation being known as “China Foods Holdings Ltd.”, and the Company being governed by the Delaware General Corporation Law (the “DGCL”) and by the Certificate of Incorporation and Bylaws of China Foods.  The title to all the Company’s assets will be vested in the surviving entity, China Foods, and China Foods will assume all of the liabilities of the Company.

NOTE 6 – SUBSEQUENT EVENTS - Continued

The Merger will become effective as soon as practicable, but in no event sooner than 20 days after our mailing of this Information Statement to our stockholders, which we expect to occur on or around March 5, 2019. At the effective time of the Merger, each share of the Company’s common stock will be converted into one share of China Foods’s common stock.  After the Merger, the rights the Company’s stockholders will have will be the rights provided in the Agreement, China Foods’s Certificate of Incorporation and Bylaws and under Title 8, Chapter 1 of the DGCL.

The Company’s current director, Kong Xiao Jun, will be appointed as a director of China Foods.  Yunsi Liu, the director of China Foods will remain a director of China Foods.  The Company’s current Chief Executive Officer and Chief Financial Officer, Kong Xiao Jun, will be appointed as Chief Executive Officer and Chief Financial Officer of China Foods.

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

Entry into an Agreement and Plan of Merger with China Foods Holdings Ltd

On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with China Foods Holdings Ltd., a Delaware corporation (“China Foods”), pursuant to which the Company will merge with and into China Foods (the “Merger”).  The purpose of the Merger is to change the Company’s jurisdiction of incorporation from Utah to Delaware, which the Company’s management and board of directors believe is a more favorable domicile for the Company to pursue its new strategy of development and distribution of health related products, including supplements, across the globe, with a focus on opportunities in mainland China, Europe, and Australia.  The Company’s majority stockholder who owns 5,000,000 shares (approximately 95.2%) of the 5,251,309 outstanding shares of common stock, par value $0.0001, as of the close of business on January 23, 2019, signed a written consent approving the Merger and the related transactions.  Such approval and consent are sufficient under Utah law and the Company’s Bylaws to approve the Merger.  Accordingly, the Agreement and the transactions contemplated thereby have been approved, and neither a meeting of the Company’s stockholders nor additional written consents are necessary.

China Foods was incorporated on January 10, 2019, for the sole purpose of facilitating the Company’s reincorporation in Delaware.  China Foods currently has no business operations.

The Merger will result in the surviving corporation being known as “China Foods Holdings Ltd.”, and the Company being governed by the Delaware General Corporation Law (the “DGCL”) and by the Certificate of Incorporation and Bylaws of China Foods.  The title to all the Company’s assets will be vested in the surviving entity, China Foods, and China Foods will assume all of the liabilities of the Company.

The Merger will become effective as soon as practicable, but in no event sooner than 20 days after our mailing of this Information Statement to our stockholders, which we expect to occur on or around March 5, 2019. At the effective time of the Merger, each share of the Company’s common stock will be converted into one share of China Foods’s common stock.  After the Merger, the rights the Company’s stockholders will have will be the rights provided in the Agreement, China Foods’s Certificate of Incorporation and Bylaws and under Title 8, Chapter 1 of the DGCL.

The Company’s current director, Kong Xiao Jun, will be appointed as a director of China Foods.  Yunsi Liu, the director of China Foods will remain a director of China Foods.  The Company’s current Chief Executive Officer and Chief Financial Officer, Kong Xiao Jun, will be appointed as Chief Executive Officer and Chief Financial Officer of China Foods.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended December 31, 2018, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2018.

The Company’s accounting policies are more fully described in Note 1 and 2 of the financial statements.  As discussed in Note 1 and 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for and evaluating potential business ventures.  As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates.  The Company is planning a new strategy of development and distribution of health related products, including supplements, across the globe, with a focus on opportunities in mainland China, Europe, and Australia, and believes that the Company’s status as a Delaware, publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its limited amount of resources, including funding, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had $nil in current assets and $23,825 in current liabilities resulting in a negative working capital as of December 31, 2018 of $23,825. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses.

For the three months ended December 31, 2018, the Company had $5,766 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended December 31, 2018, the Company had a net loss of $5,766, compared to a loss of $12,651 for the three months ended December 31, 2017.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues.  The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations.  For the three months ended December 31, 2018, the Company had a net loss of $5,766. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended December 31, 2018.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended December 31, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits No.	Instruments Defining the Rights of Security Holders
10.1

Agreement and Plan of Merger, by and between Trafalgar Resources, Inc. and China Foods Holdings Ltd., dated January 23, 2019. (Incorporated herein by reference to Trafalgar Resources, Inc.’s Preliminary Information Statement on Form 14C (File No. 001-32522, originally filed with the Securities and Exchange Commission on January 25, 2019.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Trafalgar Resources, Inc.

Dated: February 13, 2019	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Principal Accounting Officer