Form 10-Q
period 2019-03-31
China Foods Holdings Ltd.
filed 2019-05-20
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

001-32522

Commission file number

China Foods Holdings Ltd.

(Exact name of registrant as specified in its charter)

Delaware	84-1735478
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Everbright Center, Suite 3102 108 Gloucester Road Wanchai, Hong Kong	0000
(Address of principal executive offices)	(Zip Code)

(852) 3618-8608

Registrant’s telephone number, including area code

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2019
Common Stock, with $0.0001 par value	5,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

China Foods Holdings Ltd.

Balance Sheets

	March 31, 2019	September 30, 2018
	$	$
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	7,633	3,959
Income taxes payable	100	100
Amount due to a related party	39,465	14,000
Total Current Liabilities and Total Liabilities	47,198	18,059

Stockholders’ Deficit
Common stock ($0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding	525	137,413
Additional paid-in capital	136,988	-
Other reserve	350,547	350,547
Accumulated deficit	(535,258)	(506,019)
Total Stockholders' Deficit	(47,198)	(18,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	For the six months ended March 31, 2019	For the six months ended March 31, 2018
	$	$	$	$
Income	-	-	-	-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-
General and administrative expense	23,473	8,636	29,239	14,636

Operating loss	(23,473)	(8,636)	(29,239)	(14,636)

Interest expense to a related party	-	(6,650)	-	(13,300)

Loss before income taxes	(23,473)	(15,286)	(29,239)	(27,936)

Provision for income taxes	-	-	-	-

Net loss	(23,473)	(15,286)	(29,239)	(27,936)

Net loss per common share Basic and diluted	($0.00)*	($0.00)*	($0.00)*	($0.00)*

Weighted average number of common share
Basic and diluted	5,252,309	5,251,309	5,251,309	5,251,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

CHINA FOODS HOLDINGS LTD.

Statements of Shareholders' Deficit

(Unaudited)

	Common Stock		Additional paid-in capital	Other Reserve	Accumulated Deficit	Total Stockholders’ Deficit
	Share	Amount
		$	$	$	$	$

Balances at September 30, 2018	5,251,309	137,413	-	350,547	(506,019)	(18,059)

Net loss for the period	-	-	-	-	(5,766)	(5,766)

Balances at December 31, 2018	5,251,309	137,413	-	350,547	(511,785)	(23,825)

Net loss for the period	-	-		-	(23,473)	(23,473)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Balances at March 31, 2019	5,252,309	525	136,988	350,547	(535,258)	(47,198)

	Common Stock		Other Reserve	Accumulated Deficit	Total Stockholders’ Deficit
	Share	Amount
		$	$	$	$

Balances at September 30, 2017	5,251,309	137,413	-	(443,261)	(305,848)

Net loss for the period	-	-	-	(12,651)	(12,651)

Balances at December 31, 2017	5,251,309	137,413	-	(455,912)	(318,499)

Net loss for the period	-	-	-	(15,286)	(15,286)

Balances at March 31, 2018	5,251,309	137,413	-	(471,198)	(333,785)

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2019	2018
	$	$
Operating Activities:
Net loss	(29,239)	(27,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses	3,674	-
Decrease in prepaid expenses	-	1,666
Increase in interest payable	-	13,300
Decrease in income taxes payable	-	(100)
Increase in amount due to a related party	25,565	-

NET CASH USED BY OPERATING ACTIVITIES	-	(13,070)

NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	-	20,000

NET INCREASE IN CASH	-	6,930

CASH at beginning of period	-	15,140

CASH at end of period	-	22,070

Supplemental disclosure of cash flow information
Interest paid	-	-
Taxes paid	100	100

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Foods Holdings Ltd. (the "Company") was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”).  Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity.  Prior to the Merger, Trafalgar had not commenced operations that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Prior to the Merger, Trafalgar’s majority stockholder who owned 5,000,000 shares (approximately 95.2%) of the 5,251,309 outstanding shares of Trafalgar’s common stock, par value $0.0001, signed a written consent approving the Merger and the related transactions. Such approval and consent were sufficient under Utah law and Trafalgar’s Bylaws to approve the Merger.  The boards of directors and shareholders of the Company and Trafalgar approved the Merger.

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock.  After the Merger, HY (HK) Financial Investments Co, Ltd. owns 5,000,000 shares of common stock of the Company.

The Merger was effective on March 13, 2019.

Basis of Presentation

The financial statements present the balance sheets, statements of operations, statements of shareholders' deficit and statements of cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SFC, including the instruction to Form 10-Q and Article 8 of Regulation S-X. In the opinion of Management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the six months ended March 31, 2019, have been made. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

NOTE 2 – SIGNIFICANT ACCOUTING POLICIES

Net Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of March 31, 2019.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company had a deficit working capital and an accumulated deficit incurred through March 31, 2019 which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from a related party to provide needed funds.

NOTE 4 – RELATED PARTY TRANSACTIONS

All the twelve notes owed to Anthony Brandon Escobar, the former president of the Company (the “Former President”), have been waived during the year ended September 30, 2018. An aggregated principal and interest of $350,547 has been waived, while the Former President closed Company bank accounts and drew the cash in the amount of $13,392.

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

NOTE 5 – INCOME TAXES - continued

The income tax expense (benefit) for the period ended March 31, 2019 differs from the amount computed using the federal statutory rates as follows:

	Six months Ended March 31, 2019	Six months Ended March 31, 2018
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (6,140)	$ (7,638)
Effect of rate changes on deferred tax assets and valuation allowance	807	3,498
Valuation allowance	5,333	4,140
	-	-

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

Deferred tax assets for the quarter ending March 31, 2019 are comprised primarily of the following:

$
Net Operating Loss Carryforward	65,199
Valuation Allowance	(65,199)
Total deferred tax asset	-

At March 31, 2019, the Company’s had a net operating loss carry forward of approximately $316,000 that may be offset against future taxable income through 2038.  These losses will start to expire in the year 2019 through 2038.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance decreased during the period ended March 31, 2019 by approximately $2,691. Deferred tax assets related to operating loss carryforwards increased approximately $14,600 and related party interest decreased by approximately $13,300, respectively, due to the Tax Act.

NOTE 6:  SUBSEQUENT EVENTS

On May 13, 2019, the Company appointed Kong Xiao Jun and Liu Yang as directors of the Company.  Also on May 13, 2019, the Company appointed Kong Xiao Jun as its Chief Executive Officer and Chief Financial Officer.  With the merger of Trafalgar Resources, Inc. with and into the Company, the Company’s initial director and President, Yunsi Liu, will remain a director and President.

Kong Xiao Jun

On May 13, 2019, the Company’s board of directors appointed Mr. Kong Xiao Jun, age 46, as its Chief Executive Officer, Chief Financial Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

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

Liu Yang

On May 13, 2019, the Company’s board of directors appointed Ms. Liu Yang, age 33, as a director to hold office until the next annual meeting of shareholders and until her successor is duly elected and qualified or until her resignation or removal.

Ms. Liu currently serves as the Investment Director of Guangdong HY Capital Management CO., LTD and has served in that role since 2015.   Ms. Liu has experience in  M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education.

Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

The Board of Directors appointed Ms. Liu as one of its directors in recognition of her abilities to assist the Company in expanding its business and the contributions she can make to its strategic direction.

The Company has not entered into any compensation arrangements with Ms. Liu.

Yunsi Liu

On January 15, 2019, prior to the Merger, the Company’s board of directors appointed Ms. Yunsi Liu, age 31, as its President, and as director to hold office until the next annual meeting of shareholders and until her successor is duly elected and qualified or until her resignation or removal.

Ms. Liu currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019; concurrently, she is the Managing Partner of Craft and Swan, LLC. Previously, Ms. Liu served in executive capacities for various startups in the Southern California region.  Ms. Liu has experience in finance, management, and operations.

Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences.

The Board of Directors appointed Ms. Liu in recognition of the importance of her abilities to assist the Company in expanding its business and the contributions she can make to its strategic direction.

The Company has not entered into any compensation arrangements with Ms. Liu.

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

Business Overview

China Foods Holdings Ltd.  (the "Company") was incorporated in Delaware on January 10, 2019. Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  All risks inherent in new and inexperienced enterprises are inherent in the Company’s business.  Currently, the Company has no business operations.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities.  There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management’s business judgment.

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

Merger with Trafalgar Resources, Inc.

On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., an Utah corporation (“Trafalgar”).  Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity.  Prior to the Merger, Trafalgar had not commenced operations that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity. The purpose of the Merger is to change the Company’s jurisdiction of incorporation from Utah to Delaware, which the Company’s management and board of directors believe is a more favorable domicile for the Company to pursue its new strategy of development and distribution of health related products, including supplements, across the global with a focus on opportunities in mainland China, Europe, and Australia.

Prior to the Merger, Trafalgar’s majority stockholder who owned 5,000,000 shares (approximately 95.2%) of the 5,251,309 outstanding shares of Trafalgar’s common stock, par value $0.0001,  signed a written consent approving the Merger and the related transactions. Such approval and consent were sufficient under Utah law and Trafalgar’s Bylaws to approve the Merger.  The boards of directors and shareholders of the Company and Trafalgar approved the Merger.

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock.  After the Merger, HY (HK) Financial Investments Co,, Ltd. owns 5,000,000 shares of common stock of the Company.

Previous Operations of Trafalgar Resources, Inc.

Trafalgar was incorporated under the laws of the state of Utah on October 25, 1972, under the name of Electronic Agricultural Machinery Development Corporation.  The entity changed its name three times: In 1974, it  changed its name to Zenith Development Corporation.  In 1980, Zenith Development Corporation changed its name to Alternative Energy Resources, Inc., and in 2004, Alternative Energy Resources, Inc. changed its name to Trafalgar Resources, Inc.

Initially, Trafalgar sought to develop and market inventions, including an asparagus harvester, a hot water saving device and a gas alert signal.  Ultimately, none of the inventions were successful and they were abandoned. Trafalgar ceased to conduct any business and has not conducted any business during the last three years.

Previous Acquisition of Trafalgar Resources, Inc. by HY (HK) Financial Investments, Co., Ltd.

On July 13, 2018, HY (HK) Financial Investments Co., Ltd. A Hong Kong limited company (“HY”) purchased 5,000,000 shares of common stock (the “Shares”) of Trafalgar for $410,000. Of the Shares, 4,937,500, were acquired from Anthony Escobar, Trafalgar’s former Chief Executive Officer and former Director, 31,250 were acquired from Anthony Coletti, Trafalgar’s former Principal Accounting Officer, former Secretary, former Treasurer, and former Director, and 31,250 were acquired from Sean Escobar, a Trafalgar former Vice President and former Director. The Shares represented approximately 95% of Trafalgar’s issued and outstanding common stock.

HY used funds from its working capital to acquire the Shares and the transaction completed on July 13, 2018.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended March 31, 2019, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2018.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had $47,198 in current liabilities resulting in a negative working capital as of March 31, 2019 of $47,198. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the six months ended March 31, 2019, the Company had $29,239 in general and administrative expense related to maintaining its corporate status, plan for merger, and paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the six months ended March 31, 2019, the Company had a net loss of $29,239, compared to a loss of $27,936 for the six months ended March 31, 2018.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. For the three months and six months ended March 31, 2019, the Company had a net loss of $23,473 and $29,239, respectively. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 4. Changes in Accountants on Accounting

On May 7, 2019, the Company was informed by its independent registered accountants, Lo and Kwong C.P.A. Company Limited ("Lo and Kwong"), that Lo and Kwong C.P.A. & Co. (“LK & Co.”) has succeeded from Lo and Kwong, the license to audit U.S. public company regulated by PCAOB, effective from April 3, 2019. The principals and staff of LK & Co. are the same auditors and staff who were engaged on the audit of the Company while at Lo and Kwong. The engagement of LK & Co. was approved by the Company’s Board of Directors on May 13, 2019.

Item 5. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended March 31, 2019.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended March 31, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. Management has indicated they do not, at this time, intend to pursue the defaults.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

On May 13, 2019, the Company appointed Kong Xiao Jun and Liu Yang as directors of the Company.  Also on May 13, 2019, the Company appointed Kong Xiao Jun as its Chief Executive Officer and Chief Financial Officer.  With the merger of Trafalgar Resources, Inc. with and into the Company, the Company’s initial director and President, Yunsi Liu, will remain a director and President.

Kong Xiao Jun

On May 13, 2019, the Company’s board of directors appointed Mr. Kong Xiao Jun, age 46, as its Chief Executive Officer, Chief Financial Officer, and as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

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

Liu Yang

On May 13, 2019, the Company’s board of directors appointed Ms. Liu Yang, age 33, as a director to hold office until the next annual meeting of shareholders and until her successor is duly elected and qualified or until her resignation or removal.

Ms. Liu currently serves as the Investment Director of Guangdong HY Capital Management CO., LTD and has served in that role since 2015.   Ms. Liu has experience in  M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education.

Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

The Board of Directors appointed Ms. Liu as one of its directors in recognition of her abilities to assist the Company in expanding its business and the contributions she can make to its strategic direction.

The Company has not entered into any compensation arrangements with Ms. Liu.

Yunsi Liu

On January 15, 2019, prior to the Merger, the Company’s board of directors appointed Ms. Yunsi Liu, age 31, as its President, and as director to hold office until the next annual meeting of shareholders and until her successor is duly elected and qualified or until her resignation or removal.

Ms. Liu currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019; concurrently, she is the Managing Partner of Craft and Swan, LLC. Previously, Ms. Liu served in executive capacities for various startups in the Southern California region.  Ms. Liu has experience in finance, management, and operations.

Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences.

The Board of Directors appointed Ms. Liu in recognition of the importance of her abilities to assist the Company in expanding its business and the contributions she can make to its strategic direction.

The Company has not entered into any compensation arrangements with Ms. Liu.

Item 6. Exhibits

Exhibits No.

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

China Foods Holdings Ltd.

Dated: May 20, 2019	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer