Form 10-K/A
period 2018-09-30
China Foods Holdings Ltd.
filed 2019-05-24
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Table of Contents

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended September 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on January 9, 2019 (the “Original Filing”) for the purpose (1) to amend Exhibit 31.1 to include inadvertently omitted language contained in the Chief Executive Officer certification; and (2) to include the auditor opinion for the period ended September 30, 2017.  Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

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

Wanchai, Hong Kong

January 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Trafalgar Resources, Inc.

We have audited the accompanying balance sheet of Trafalgar Resources, Inc. (the Company) as of September 30, 2017, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trafalgar Resources, Inc. as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

Farmington, Utah

December 18, 2017

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

The income tax expense (benefit) for the year ended September 30, 2018 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017 State income tax	$ (13,179) 100	$ (19,186) 100
Effect of rate changes on deferred tax assets and valuation allowance Non-deductible expenses	8,786 4,274	- -
Valuation allowance	119	19,186
	100	100

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
		$
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

(2) Mr. Kong is deemed to be the beneficial owner of these 5,000,000 shares held by HY (HK) Financial Investments Co,, Ltd..  Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co,, Ltd.

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

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Dated: May 24, 2019

/s/Kong Xiao Jun

By: Kong Xiao Jun, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Trafalgar Resources, Inc.

(Registrant)

By: /s/Kong Xiao Jun

Dated: May 24, 2019

           Kong Xiao Jun

           Chief Executive Officer, Chief Financial Officer, President and Director