Form 10-Q/A
period 2018-12-31
China Foods Holdings Ltd.
filed 2019-05-24
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

The Company is filing this abbreviated Amendment No. 1 (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2019 (the “Original Filing”) for the purpose of amending Exhibit 31.1 to include inadvertently omitted language contained in the Chief Executive Officer certification.

This abbreviated filing contains the cover page, an explanatory note, the signature page, and the CEO certifications pursuant to Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trafalgar Resources, Inc.

Dated: May 24, 2019	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Principal Accounting Officer