Form 10-Q
period 2019-06-30
China Foods Holdings Ltd.
filed 2019-08-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

(852) 3618-8608

Registrant’s telephone number, including area code

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit. Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 15, 2019
Common Stock, with $0.0001 par value	5,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

China Foods Holdings Ltd.

Balance Sheets

	June 30, 2019	September 30, 2018
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Prepaid expenses	1,250	-
Total Current Assets	1,250	-

TOTAL ASSETS	1,250	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	5,133	3,959
Income taxes payable	100	100
Amount due to a related party	87,858	14,000
Total Current Liabilities and Total Liabilities	93,091	18,059

Stockholders’ Deficit
Common stock ($0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding	525	137,413
Additional paid-in capital	136,988	-
Other reserve	350,547	350,547
Accumulated deficit	(579,901)	(506,019)
Total Stockholders' Deficit	(91,841)	(18,059)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,250	-

The accompanying notes are an integral part of these unaudited condensed financial statements

China Foods Holdings Ltd.

Statements of Operations

(Unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the nine months ended June 30, 2019	For the nine months ended June 30, 2018
	$	$	$	$
Income	-	-	-	-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-
General and administrative expense	44,643	10,430	73,882	25,066

Operating loss	(44,643)	(10,430)	(73,882)	(25,066)

Interest expense to a related party	-	(7,050)	-	(20,350)
Loss before income taxes	(44,643)	(17,480)	(73,882)	(45,416)

Provision for income taxes	-	-	-	-

Net loss	(44,643)	(17,480)	(73,882)	(45,416)

Net loss per common share Basic and diluted	($0.00)*	($0.00)*	($0.00)*	($0.00)*

Weighted average number of common share Basic and diluted	5,252,309	5,251,309	5,252,309	5,251,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA FOODS HOLDINGS LTD.

Statements of Shareholders' Deficit

(Unaudited)

	Common Stock		Additional paid-in capital	Other Reserve	Accumulated Deficit	Total Stockholders’ Deficit
	Share	Amount
		$	$	$	$	$

Balances at September 30, 2018	5,251,309	137,413	-	350,547	(506,019)	(18,059)

Net loss for the period	-	-	-	-	(5,766)	(5,766)

Balances at December 31, 2018	5,251,309	137,413	-	350,547	(511,785)	(23,825)

Net loss for the period	-	-		-	(23,473)	(23,473)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Balances at March 31, 2019	5,252,309	525	136,988	350,547	(535,258)	(47,198)

Net loss for the period	-	-	-	-	(44,643)	(44,643)

Balances at June 30, 2019	5,252,309	525	136,988	350,547	(579,901)	(91,841)

	Common Stock		Other Reserve	Accumulated Deficit	Total Stockholders’ Deficit
	Share	Amount
		$	$	$	$

Balances at September 30, 2017	5,251,309	137,413	-	(443,261)	(305,848)

Net loss for the period	-	-	-	(12,651)	(12,651)

Balances at December 31, 2017	5,251,309	137,413	-	(455,912)	(318,499)

Net loss for the period	-	-	-	(15,286)	(15,286)

Balances at March 31, 2018	5,251,309	137,413	-	(471,198)	(333,785)

Net loss for the period	-	-	-	(17,480)	(17,480)

Balances at June 30, 2018	5,251,309	137,413	-	(488,678)	(351,265)

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Foods Holdings Ltd.

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2019	2018
	$	$
Operating Activities:
Net loss	(73,882)	(45,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses	1,174	4,000
(Increase) decrease in prepaid expenses	(1,250)	2,499
Increase in interest payable	-	20,350
Decrease in income taxes payable	-	(100)
Increase in amount due to a related party	73,958	-

NET CASH USED BY OPERATING ACTIVITIES	-	(18,667)

NET CASH FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	-	20,000

NET INCREASE IN CASH	-	1,333

CASH at beginning of period	-	15,140

CASH at end of period	-	16,473

Supplemental disclosure of cash flow information
Interest paid	-	-
Taxes paid	100	100

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Financial Statements

June 30, 2019

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

The Merger was effective on March 13, 2019.

Basis of Presentation

The unaudited condensed financial statements present the balance sheets, statements of operations, statements of shareholders' deficit and statements of cash flows of the Company. These unaudited condensed financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SFC, including the instruction to Form 10-Q and Article 8 of Regulation S-X. In the opinion of Management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the nine months ended June 30, 2019, have been made. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

NOTE 2 – SIGNIFICANT ACCOUTING POLICIES

Net Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding as of June 30, 2019.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company had a deficit working capital and an accumulated deficit incurred through June 30, 2019 which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from a related party to provide needed funds.

NOTE 4 – RELATED PARTY TRANSACTIONS

All the twelve notes owed to Anthony Brandon Escobar, the former president of the Company (the “Former President”), have been waived during the year ended September 30, 2018. An aggregated principal and interest of $350,547 has been waived, while the Former President closed the Company’s bank accounts and drew the cash in the amount of $13,392.

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

NOTE 5 – INCOME TAXES - continued

The income tax expense (benefit) for the period ended June 30, 2019 differs from the amount computed using the federal statutory rates as follows:

	Nine months Ended June 30, 2019	Nine months Ended June 30, 2018
Income tax expense (benefit) at Federal tax rate of 21% for 2018 and 35% for 2017	$ (15,515)	$ (11,225)
Effect of rate changes on deferred tax assets and valuation allowance	-	6,358
Valuation allowance	15,515	4,867
	-	-

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

Deferred tax assets for the quarter ending June 30, 2019 are comprised primarily of the following:

$
Net Operating Loss Carryforward	74,574
Valuation Allowance	(74,574)
Total deferred tax asset	-

At June 30, 2019, the Company’s had a net operating loss carry forward of approximately $389,900 that may be offset against future taxable income through 2038.  These losses will start to expire in the year 2019 through 2038.  No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused.  The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.  The valuation allowance decreased during the period ended June 30, 2019 by approximately $6,358. Deferred tax assets related to operating loss carryforwards increased approximately $48,816 and related party interest decreased by approximately $20,350, respectively, due to the Tax Act.

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

Business Overview

China Foods Holdings Ltd.  (the "Company") was incorporated in Delaware on January 10, 2019. Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  All risks inherent in new and inexperienced enterprises are inherent in the Company’s business. As of June 30, 2019, the Company has no business operations.

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

Merger with Trafalgar Resources, Inc.

On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., an Utah corporation (“Trafalgar”).  Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity.  Prior to the Merger, Trafalgar had not commenced operations that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity. The purpose of the Merger was to change the Company’s jurisdiction of incorporation from Utah to Delaware, which the Company’s management and board of directors believe is a more favorable domicile for the Company to pursue its new strategy of development and distribution of health related products, including supplements, across the global with a focus on opportunities in mainland China, Europe, and Australia.

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

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended June 30, 2019, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended September 30, 2018.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures.  As the Company possesses limited funds, the Company will be limited in its attempts to locate potential business situations for investigation. The Company will commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future. The Company’s management does not expect to remain involved as management of any acquired business.

In its search for potential business ventures, management may identify one or more potential business venture.  In the event Management enters into only one venture, this lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

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

In certain circumstances, the Company may agree to pay a finder’s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The company is still pursuing successful potential acquisition.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s management. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

The Company’s management expects to be experienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. However, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates.

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

Liquidity and Capital Resources

As of June 30, 2019, the Company had $1,250 in current assets and $93,091 in current liabilities resulting in a negative working capital as of June 30, 2019 of $91,841. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and nine months ended June 30, 2019, the Company had $44,643 and $73,882, respectively in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and nine months ended June 30, 2019, the Company had a net loss of $44,643 and $73,882, respectively, compared to a loss of $17,480 and $45,416, respectively for the three and nine months ended June 30, 2018.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. For the three months and nine months ended June 30, 2019, the Company had a net loss of $44,643 and $73,882, respectively. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended June 30, 2019.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended June 30, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 16, 2019	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer