Form 10-K
period 2019-09-30
China Foods Holdings Ltd.
filed 2019-12-31
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $1.25 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $1.25 shares held by non-affiliates would have a market value of $314,136.

As of December 27, 2019 the Registrant had 5,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I

ITEM 1.	BUSINESS

China Foods Holdings Ltd. (the “Company”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company’s stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

The Company has no mining operations.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTCQB under the symbol “CFOO” (former symbol “TFLG”). Set forth below are the high and low bid prices for the Company’s Common Stock for the respective quarters. Although the Company’s common stock is quoted on the OTC Pink it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company’s common stock price under different conditions.

Quarter Ended	High Bid	Low Bid
September 2019	$0.002	$0.0012
June 2019	$0.01	$0.001
March 2019	$0.15	$0.15
December 2018	$1.50	$1.50

September 2018	$1.50	$1.50
June 2018	$1.20	$1.05
March 2018	$1.05	$0.55
December 2017	$1.01	$0.55

September 2017	$1.01	$0.55
June 2017	$1.01	$0.55
March 2017	$1.01	$0.55
December 2016	$1.01	$0.55

At December 27, 2019, the bid and ask price for the Company’s Common Stock was $0.0065 and $ 1. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2019 or 2018.

Holders

At December 27, 2019, the Company had approximately 227 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

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

The Company did not repurchase any shares of the Company’s common stock during 2019.

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

Agreement and Plan of Merger with China Foods Holdings Ltd.

On January 23, 2019, Trafalgar Resources, Inc (“Trafalgar”) entered into an Agreement and Plan of Merger (the “Agreement”) with China Foods Holdings Ltd., a Delaware corporation (“China Foods”), pursuant to which Trafalgar merged with and into China Foods (the “Merger”). The purpose of the Merger was to change Trafalgar’s jurisdiction of incorporation from Utah to Delaware, which Trafalgar’s management and board of directors believed was a more favorable domicile for Trafalgar to pursue its new strategy of development and distribution of health related products, including supplements, across the globe, with a focus on opportunities in mainland China, Europe, and Australia. Trafalgar’s majority stockholder owned5,000,000 shares (approximately 95.2%) of Trafalgar’s 5,251,309 outstanding shares of common stock, as of the close of business on January 23, 2019, signed a written consent approving the Merger and the related transactions. Such approval and consent are sufficient under Utah law and Trafalgar’s Bylaws to approve the Merger. Accordingly, the Agreement and the transactions contemplated thereby have been approved, and neither a meeting of Trafalgar’s stockholders nor additional written consents were necessary.

The Merger resulted in the surviving corporation being known as “China Foods Holdings Ltd.”, and subject to the Delaware General Corporation Law (the “DGCL”) and by the Certificate of Incorporation and Bylaws of China Foods. The title to all Trafalgar’s assets were vested in the surviving entity, China Foods, and China Foods assumed all of the liabilities of Trafalgar.

At the effective time of the Merger, each share of Trafalgar’s common stock wasonverted into one share of China Foods’s common stock. After the Merger, the rights Trafalgar’s stockholders continue to be the rights provided in the Agreement, China Foods’s Certificate of Incorporation and Bylaws and under Title 8, Chapter 1 of the DGCL.

Summary of Financial Information

We had no revenues in 2019 or 2018. We had a net loss of $89,482 for the year ended September 30, 2019. At September 30, 2019, we had cash and cash equivalents of $23,364 and negative working capital of $107,441.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page 7.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018
Revenues	$-	$-
General and Administrative Expenses	89,482	42,308
Net Loss	89,482	62,758
Basic Loss per Share	(0.02)	(0.01)
Diluted Loss per Share	(0.02)	(0.01)
Weighted Average Number of Shares Outstanding	5,251,862	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,251,862	5,251,309

BALANCE SHEET DATA:

	September 30, 2019	September 30, 2018
Total Current Assets	$23,364	$-
Total Assets	23,364	-
Total Current Liabilities	130,805	18,059
Working Capital (Deficit)	(107,441)	(18,059)
Stockholders’ Equity (Deficit)	(107,441)	(18,059)

Liquidity And Capital Resources

As of September 30, 2019, the Company had $23,364 in assets and liabilities of $130,805. As of September 30, 2019, the Company had a negative working capital of $107,441. The Company had a negative working capital of $18,059 as of September 30, 2018. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the year ended September 30, 2019, the Company had $89,482 in general and administrative expenses related to maintaining its corporate status, corporate action, paying accounting and legal fees. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost. Since the debt of Company was waived during the fiscal year 2018, interest expenses had decreased. For the year ended September 30, 2019, the Company had a net loss of $89,482 compared to a loss of $62,758 for the year ended September 30, 2018.

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

Results of Operations

The Company has not had any revenue since inception. The Company continues to suffer losses related to maintaining its corporate status and reporting obligations. Since the debt of Company was waived during the fiscal year 2018, interest expenses had decreased. For the year ended September 30, 2019, we incurred a loss of $89,482 and had no revenue as compared to a loss of $62,758 for the year ended September 30, 2018, with no revenue.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Foods Holdings Ltd

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Foods Holdings Limited (the “Company”) as of September 30, 2019 and 2018 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the periods ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lo and Kwong C.P.A. & Co.

(as successor to Lo and Kwong C.P.A. Company Limited)

We have served as the Company’s auditor since fiscal year 2018.

Suites 313-316

3/F., Shui On Centre

6-8 Harbour Road

Wanchai, Hong Kong

December 30, 2019

China Foods Holdings Ltd.

Balance Sheets

	September 30, 2019	September 30, 2018
	$	$
ASSET

Current Asset
Bank balance	23,364	-
Total Current Asset	23,364	-

TOTAL ASSET	23,364	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Other payables	13,332	3,959
Income taxes payable	-	100
Amount due to a director	87,473	14,000
Amount due to the holding company	30,000	-
Total Current Liabilities and Total Liabilities	130,805	18,059

STOCKHOLDERS’ DEFICIT
Common stock (September 30, 2019: $0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding) (September 30, 2018: no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding)	525	137,413
Additional paid-in capital	136,988	-
Other reserve	350,547	350,547
Accumulated deficit	(595,501)	(506,019)
Total Stockholders’ Deficit	(107,441)	(18,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	23,364	-

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Operations

	Year ended September 30, 2019	Year ended September 30, 2018
	$	$

Income	-	-
Costs of sales	-	-

Gross profit	-	-

General and administrative expense	89,482	42,308

Operating loss	(89,482)	(42,308)
Interest expense to a related party	-	(20,350)

Loss before income taxes	(89,482)	(62,658)

Provision for income taxes	-	100

Net loss	(89,482)	(62,758)

Net loss per common share
Basic and diluted	(0.02)	(0.01)

Weighted average number of common shares
Basic and diluted	5,251,862	5,251,309

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Stockholders’ Deficit

	Common Stock		Merger reserve	Other reserve	Accumulated	Total Stockholders’
	Share	Amount	(Note a)	(Note b)	deficit	deficit
		$	$	$	$	$

Balances at September 30, 2017	5,251,309	137,413	-	-	(443,261)	(305,848)

Other reserve	-	-	-	350,547	-	350,547

Net loss for the year	-	-	-	-	(62,758)	(62,758)

Balances at September 30, 2018	5,251,309	137,413	-	350,547	(506,019)	(18,059)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Net loss for the year	-	-	-	-	(89,482)	(89,482)

Balances at September 30, 2019	5,252,309	525	136,988	350,547	(595,501)	(107,441)

Notes

(a)	Merger reserve represent the difference between the nominal value of the share capital of the merged company and the cost of investment.

(b)	Other reserve represent the waiver of an aggregated principal and interest of $350,547 by the president of Trafalgar Resources, Inc.,.

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd

Statements of Cash Flows

	Year ended September 30, 2019	Year ended September 30, 2018
	$	$

Cash flows from operating activities:
Net loss	(89,482)	(62,758)
Adjustments for:
Interest expense to a related party	-	20,350
Adjustments to reconcile net loss to net cash used in operating activities:	(89,482)	(42,408)
Changes in operating assets and liabilities:
Decrease in prepayment	-	3,333
Decrease in interest payable	-	(13,392)
Increase in accounts payable	9,473	3,327
Increase in amount due to a director	73,373	14,000

Net cash used in operating activities	(6,636)	(35,140)

Cash flows from financing activities:
Increase in amount due to the holding company	30,000	-
Increase in notes payable – related party	-	20,000

Net cash provided by financing activities	30,000	20,000

Net increase (decrease) in cash and cash equivalents	23,364	(15,140)
Cash and cash equivalents, beginning of year	-	15,140

Cash and cash equivalents, end of year	23,364	-

Supplemental disclosures of cash flow information:
Interest paid	-	-
Taxes paid	100	100

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd

Notes to Financial Statements

NOTE 1: ORGANIZATION AND OPERATIONS

China Foods Holdings Ltd. (the “Company”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock. After the Merger, HY (HK) Financial Investments Co., Ltd. owns 5,000,000 shares of common stock of the Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank balance, accounts payable, amount due to a director and amount due to the holding company. The carrying amount of these financial instruments approximates fair value due to length of maturity or interest rates that approximate prevailing market rates.

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

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Net loss per common share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2019, 2018 and 2017.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $595,501 and net stockholders’ deficit of $107,441 as of September 30, 2019, and has negative cash flows from operations. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to seek new capital from a related party to provide needed funds for the next twelve months. These financials do not include any adjustments relating to the amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

During the year ended September 30, 2019, the consulting fee of $12,000 paid to one of the directors, Ms. Yunsi Liu.

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

NOTE 5 : INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax periods 2017, 2018 and 2019 are open for examination by taxing authorities.

The income tax expense for the years ended September 30, 2019 and 2018 differs from the amount computed using the federal statutory rates as follows:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Income tax expense (benefit) at Federal tax rate of 21%	$(18,791)	$(13,179)
State income tax	-	100
Effect of rate changes on deferred tax assets and valuation allowance	-	8,786
Non-deductible expenses	18,791	4,274

Valuation allowance	-	119
	-	100

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

At September 30, 2019 the Company had a net operating loss carry forward. These losses will start to expire in the year 2019 through 2038. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The Company has no tax positions at September 30, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 6: AMOUNT DUE TO A DIRECTOR / THE HOLDING COMPANY

	At September 30
	2019	2018
	$	$
Amount due to a director
Mr. Kong Xiao Jun	87,473	14,000

Amount due to the holding company
HY (HK) Financial Investments Co., Ltd.	30,000	-

NOTE 7: SHARE CAPITAL

The Company issued 1,000 shares of the Company’s common stock, par value $0.0001 per share on January 15, 2019.

On January 23, 2019, Trafalgar entered into an Agreement with the Company, pursuant to which Trafalgar merged into the Company. Trafalgar’s majority stockholder who owned 5,000,000 shares (approximately 95.2%) of Trafalgar’s 5,251,309 outstanding shares of common stock, , as of the close of business on January 23, 2019, signed a written consent approving the Merger and the related transactions.

The Merger was effective on March 13, 2019. At the effective time of the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock.

NOTE 8: SUBSEQUENT EVENTS

On December 11, 2019, the board of directors of the Company approved a change to its end of fiscal year from September 30 to December 31. The change in fiscal year will become effective for the Company’s 2020 fiscal year, which will begin January 1, 2020 and end December 31, 2020. The Company plans to file a transition report on Form 10-KT for the three-month period from October 1, 2019 through December 31, 2019 within the time period prescribed by the Securities and Exchange Commission.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis. Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

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

The following table sets forth as of December 27, 2019, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and Officer Since

Kong Xiao Jun	46	Chief Executive Officer, Chief Financial Officer and Director	2019

Liu Yang	33	Director	2019

Yunsi Liu	31	Director	2019

Set forth below is certain biographical information regarding the Company’s executive officers and directors during the fiscal year ended September 30, 2019.

Kong Xiao Jun (“Mr. Kong”), age 46, has been a Chief Executive Officer, Chief Financial Officer and Director since May 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. Previously, Mr. Kong was the Executive Director of the Asia Aluminum Group from 2007 through 2011. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism.

Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK.

Liu Yang (“Ms. Liu”), age 33, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education.

Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Yunsi Liu (“Ms. Yunsi Liu”), age 31, has been a President and director, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019; concurrently, she is the Managing Partner of Craft and Swan, LLC. Previously, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Yunsi Liu has experience in finance, management, and operations.

Ms. Yunsi Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2019.

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

Audit Committee

We do not have an audit committee, however we intend to appoint one in the immediate future.

Family Relationships

None as of September 30, 2019.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
●	Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);
●	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mr. Kong, Ms. Liu, and Ms. Yunsi Liu and their other business interests and their involvement in the Company. All the officers and directors of the Company are subject to the fiduciary duties as provided by the DGCL.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2019 the end of the Company’s last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kong Xiao Jun	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended September 30, 2019, 2018, and 2017.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors – None

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a changing in control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of December 27, 2019, the name and the number of shares of the Company’s common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,252,309 issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Kong Xiao Jun (2) Suites 3102, Everbright Centre, 108 Gloucester Road, Wanchai, Hong Kong	5,001,000	95.22%

Directors and Executive Officers as a Group		5,001,000	95.22%

	HY (HK) Financial Investments Co., Ltd. (2)	5,001,000	95.22%

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by HY (HK) Financial Investments Co., Ltd.. Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co., Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the fiscal year ended September 30, 2019, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

During the year ended September 30, 2019, the consulting fee of $12,000 paid to one of the director, Ms. Yunsi Liu.

During the year ended September 30, 2018, all the twelve notes owed to Trafalgar’s president were waived. An aggregated principal and interest of $350,547 were waived, while the president draw the cash $13,392.

Indebtedness of Management

Except as set forth above related to the notes owed to the Company’s president and those notes are waived during the year ended September 30, 2018, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $20,000 for 2019 and $17,000 for 2018.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2019 and $0 for 2018.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2019 and $0 for 2018.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2019 and $0 for 2018.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

September 30, 2019 and 2018

Statements of Operations:

For the years ended September 30, 2019 and 2018

Statements of Changes in Shareholders’ Equity:

For the years ended September 30, 2019 and 2018

Statements of Cash Flows:

For the years ended September 30, 2019 and 2018

Notes to Financial Statements:

For the years ended September 30, 2019 and 2018

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

Dated: December 30, 2019

By:	/s/ Kong Xiao Jun
Kong Xiao Jun, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

China Foods Holdings Limited

(Registrant)

By:	/s/ Kong Xiao Jun
Dated:	December 30, 2019
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

