Form 10-KT
period 2019-12-31
China Foods Holdings Ltd.
filed 2020-03-30
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2019 to December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $1.25 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $1.25 shares held by non-affiliates would have a market value of $ 314,136.

As of March 25, 2020 the Registrant had 5,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I

ITEM 1.	BUSINESS

China Foods Holdings Ltd. (the “Company”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations for several years that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

Trafalgar was incorporated under the laws of the state of Utah on October 25, 1972, under the name of Electronic Agricultural Machinery Development Corporation. In 1974, Trafalgar changed its name to Zenith Development Corporation. In 1980, Trafalgar changed its name to Alternative Energy Resources, Inc. In 2004, Trafalgar changed its name to Trafalgar Resources, Inc.

Initially, Trafalgar sought to develop and market inventions, including an asparagus harvester, a hot water saving device and a gas alert signal. Ultimately, none of the inventions were successful and they were abandoned. Trafalgar ceased to conduct any business and has not conducted any business during the last three years.

Trafalgar does not possess any unexpired patents or trademarks and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid.

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

The Company is not currently conducting any business, nor it has conducted any business. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not employ any employees.

The selection of a business opportunity in which to participate is complex and risky. Additionally, even the Company has only limited resources, experienced management team continue to explore good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management’s business judgment.

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

Quarter Ended	High Bid	Low Bid
December 2019	$0.0065	$0.002

September 2019	$0.002	$0.0012
June 2019	$0.01	$0.001
March 2019	$0.15	$0.15
December 2018	$1.50	$1.50

September 2018	$1.50	$1.50
June 2018	$1.20	$1.05
March 2018	$1.05	$0.55
December 2017	$1.01	$0.55

September 2017	$1.01	$0.55
June 2017	$1.01	$0.55
March 2017	$1.01	$0.55
December 2016	$1.01	$0.55

At March 25, 2020, the bid and ask price for the Company’s Common Stock was $0.0069 and $ 0.0069 all prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2019 or 2018.

Holders

At March 25, 2020, the Company had approximately 227 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends

Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

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

As the Company possesses limited funds, the experienced management team of Company will be located potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

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

Agreement and Plan of Merger with China Foods Holdings Ltd.

On January 23, 2019, Trafalgar Resources, Inc (“Trafalgar”) entered into an Agreement and Plan of Merger (the “Agreement”) with China Foods Holdings Ltd., a Delaware corporation (“China Foods”), pursuant to which Trafalgar merged with and into China Foods (the “Merger”). The purpose of the Merger was to change Trafalgar’s jurisdiction of incorporation from Utah to Delaware, which Trafalgar’s management and board of directors believed was a more favorable domicile for Trafalgar to pursue its new strategy of development and distribution of health related products, including supplements, across the globe, with a focus on opportunities in mainland China, Europe, and Australia. Trafalgar’s majority stockholder owned 5,000,000 shares (approximately 95.2%) of Trafalgar’s 5,251,309 outstanding shares of common stock, as of the close of business on January 23, 2019, signed a written consent approving the Merger and the related transactions. Such approval and consent are sufficient under Utah law and Trafalgar’s Bylaws to approve the Merger. Accordingly, the Agreement and the transactions contemplated thereby have been approved, and neither a meeting of Trafalgar’s stockholders nor additional written consents were necessary.

The Merger resulted in the surviving corporation being known as “China Foods Holdings Ltd.”, and subject to the Delaware General Corporation Law (the “DGCL”) and by the Certificate of Incorporation and Bylaws of China Foods. The title to all Trafalgar’s assets were vested in the surviving entity, China Foods, and China Foods assumed all of the liabilities of Trafalgar.

At the effective time of the Merger, each share of Trafalgar’s common stock was converted into one share of China Foods’s common stock. After the Merger, the rights Trafalgar’s stockholders continue to be the rights provided in the Agreement, China Foods’s Certificate of Incorporation and Bylaws and under Title 8, Chapter 1 of the DGCL.

Summary of Financial Information

We had no revenues in 2019 or 2018. We had a net loss of 8,986 for the transition period from October 1, 2019 through December 31, 2019 (the Company’s new fiscal year end). At December 31, 2019, we had cash and cash equivalents of $12,328 and negative working capital of $116,527.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page 9.

STATEMENT OF OPERATIONS DATA:

	For the Three Months Ended December 31, 2019	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018
Revenues	$-	$-	$-
General and Administrative Expenses	9,086	89,482	42,308
Net Loss	9,086	89,482	62,758
Basic Loss per Share	(0.00)	(0.02)	(0.01)
Diluted Loss per Share	(0.00)	(0.02)	(0.01)
Weighted Average Number of Shares Outstanding	5,252,309	5,251,862	5,251,309
Weighted Average Number of Fully Diluted Shares Outstanding	5,252,309	5,251,862	5,251,309

BALANCE SHEET DATA:

	December 31, 2019	September 30, 2019	September 30, 2018
Total Current Assets	$12,328	$23,364	$-
Total Assets	12,328	23,364	-
Total Current Liabilities	128,855	130,805	18,059
Working Deficit	(116,527)	(107,441)	(18,059)
Stockholders’ Deficit	(116,527)	(107,441)	(18,059)

Liquidity And Capital Resources

As of December 31, 2019, the Company had $12,328 in assets and liabilities of $128,855. As of December 31, 2019, the Company had a negative working capital of $116,527. The Company had a negative working capital of $107,441 as of September 30, 2019 and $18,059 as of September 30, 2018, respectively. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the transition period from October 1, 2019 through December 31, 2019 (the Company’s new fiscal year end), the Company had $9,086 in general and administrative expenses related to maintaining its corporate status, corporate action, paying accounting and legal fees. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost.

For the year ended September 30, 2019, the Company had $89,482 in general and administrative expenses. Since the debt of Trafalgar was waived during the fiscal year 2018, interest expenses had decreased. For the year ended September 30, 2019, the Company had a net loss of $89,482 while a net loss of $62,758 for the year ended September 30, 2018.

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

Management does not anticipate employing any employees in the future until generating revenues. Management will continue to rely on outside consultants and directors to assist in its corporate filing requirements.

Results of Operations

The Company has not had any revenue since inception. The Company continues to suffer losses related to maintaining its corporate status and reporting obligations. Since the debt of Company was waived during the fiscal year 2018, interest expenses had decreased. For the transition period from October 1, 2019 through December 31, 2019 (the Company’s new fiscal year end), we incurred a loss of $9,086 and had no revenue.

For the year ended September 30, 2019, we incurred a loss of $89,482 and had no revenue while a loss of $62,758 for the year ended September 30, 2018, with no revenue.

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

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Foods Holdings Limited (the “Company”) as of December 31, 2019, September 30, 2019 and 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the period from October 1, 2019 to December 31, 2019 and each of the two years in the years ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, September 30, 2019 and 2018, and the results of its operations and its cash flows for the period from October 1, 2019 to December 31, 2019 and each of the two years in the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

8/F Catic Plaza

8 Causeway Road

Casueway Bay

Hong Kong

March 30, 2020

China Foods Holdings Ltd.

Balance Sheets

	December 31, 2019	September 30, 2019	September 30, 2018
	$	$	$
ASSET

Current Asset
Bank balance	12,328	23,364	-
Total Current Asset	12,328	23,364	-

TOTAL ASSET	12,328	23,364	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Other payables	6,633	13,332	3,959
Income taxes payable	100	-	100
Amount due to a director	92,122	87,473	14,000
Amount due to the holding company	30,000	30,000	-
Total Current Liabilities and Total Liabilities	128,855	130,805	18,059

STOCKHOLDERS’ DEFICIT
Common stock (December 31, 2019 and September 30, 2019: $0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding) (September 30, 2018: no par value, 100,000,000 shares authorized, 5,251,309 shares issued and outstanding)	525	525	137,413
Additional paid-in capital	136,988	136,988	-
Other reserve	350,547	350,547	350,547
Accumulated deficit	(604,587)	(595,501)	(506,019)
Total Stockholders’ Deficit	(116,527)	(107,441)	(18,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	12,328	23,364	-

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Operations

	Three months ended December 31, 2019	Year ended September 30, 2019	Year ended September 30, 2018
	$	$	$
Income	-	-	-
Costs of sales	-	-	-

Gross profit	-	-	-

General and administrative expense	8,986	89,482	42,308

Operating loss	(8,986)	(89,482)	(42,308)
Interest expense to a related party	-	-	(20,350)

Loss before income taxes	(8,986)	(89,482)	(62,658)

Provision for income taxes	100	-	100

Net loss	(9,086)	(89,482)	(62,758)

Net loss per common share
Basic and diluted	(0.00)	(0.02)	(0.01)

Weighted average number of common shares
Basic and diluted	5,252,309	5,251,862	5,251,309

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Stockholders’ Deficit

	Common Stock
	Share	Amount	Merger reserve (Note a)	Other reserve (Note b)	Accumulated deficit	Total Stockholders’ deficit
		$	$	$	$	$
Balances at September 30, 2017	5,251,309	137,413	-	-	(443,261)	(305,848)

Other reserve	-	-	-	350,547	-	350,547

Net loss for the year	-	-	-	-	(62,758)	(62,758)

Balances at September 30, 2018	5,251,309	137,413	-	350,547	(506,019)	(18,059)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Net loss for the year	-	-	-	-	(89,482)	(89,482)

Balances at September 30, 2019	5,252,309	525	136,988	350,547	(595,501)	(107,441)

Net loss for the period	-	-	-	-	(9,086)	(9,086)

Balances at December 31, 2019	5,252,309	525	136,988	350,547	(604,587)	(116,527)

Notes

(a)	Merger reserve represent the difference between the nominal value of the share capital of the merged company and the cost of investment.

(b)	Other reserve represent the waiver of an aggregated principal and interest of $350,547 by the president of Trafalgar Resources, Inc.

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd

Statements of Cash Flows

	Three months ended December 31, 2019	Year ended September 30, 2019	Year ended September 30, 2018
	$	$	$
Cash flows from operating activities:
Net loss	(9,086)	(89,482)	(62,758)
Adjustments for:
Interest expense to a related party	-	-	20,350
Adjustments to reconcile net loss to net cash used in operating activities:	(9,086)	(89,482)	(42,408)
Changes in operating assets and liabilities:
Decrease in prepayment	-	-	3,333
Decrease in interest payable	-	-	(13,392)
(Decrease) increase in other payables	(6,699)	9,473	3,327
Increase in income tax payable	100	-	-
Increase in amount due to a director	4,649	73,373	14,000

Net cash used in operating activities	(11,036)	(6,636)	(35,140)

Cash flows from financing activities:
Increase in amount due to the holding company	-	30,000	-
Increase in notes payable – related party	-	-	20,000

Net cash provided by financing activities	-	30,000	20,000

Net (decrease) increase in cash and cash equivalents	(11,036)	23,364	(15,140)
Cash and cash equivalents, beginning of period/ year	23,364	-	15,140

Cash and cash equivalents, end of period/ year	12,328	23,364	-

Supplemental disclosures of cash flow information:
Interest paid	-	-	-
Taxes paid	-	100	100

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd

Notes to Financial Statements

NOTE 1: ORGANIZATION AND OPERATIONS

China Foods Holdings Ltd. (the “Company”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations for several years that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock. After the Merger, HY (HK) Financial Investments Co., Ltd. owns 5,001,000 shares of common stock of the Company.

The Merger was effective on March 13, 2019.

On December 11, 2019, the Board of Directors approved a change to its fiscal year-end from September 30 to December 31. As a result of this change, the fiscal year is a 3 months transition period beginning October 1, 2019 through December 31, 2019. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 3-month period. Corresponding results for the years ended September 30, 2019 and 2018 are both for 12-month periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Net loss per common share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2019 and September 30, 2019 and 2018.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $604,587 and net stockholders’ deficit of $116,527 as of December 31, 2019, and has negative cash flows from operations. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to seek new capital from a related party to provide needed funds for the next twelve months. These financials do not include any adjustments relating to the amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4: RELATED PARTY TRANSACTIONS

During the transition period from October 1, 2019 to December 31, 2019, the Company has not entered into any related party transactions. ..

During the year ended September 30, 2019, the consulting fee of $12,000 paid to one of the directors, Ms. Yunsi Liu.

During the year ended September 30, 2018, all the twelve notes owed to Trafalgar’s president, as disclosed below, has been waived. An aggregated principal and interest of $350,547 were waived, while the president draw the cash $13,392.

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

The income tax expense for the transition period from October 1, 2019 through December 31, 2019 and for the years ended September 30, 2019 and 2018 differs from the amount computed using the federal statutory rates as follows:

	3 months transition Period Ended December 31, 2019	Year Ended September 30, 2019	Year Ended September 30, 2018
Income tax expense (benefit) at Federal tax rate of 21%	$(1,887)	$(18,791)	$(13,179)
State income tax	100	-	100
Effect of rate changes on deferred tax assets and valuation allowance	-	-	8,786
Non-deductible expenses	1,887	18,791	4,274
Valuation allowance	-	-	119
	100	-	100

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

At December 31, 2019 the Company had a net operating loss carry forward.  These losses will start to expire in the year 2019 through 2038. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The Company has no tax positions at December 31, 2019, September 30, 2019 and September 30, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 6: AMOUNT DUE TO A DIRECTOR / THE HOLDING COMPANY

	December 31, 2019	September 30, 2019	September 30, 2018
		$	$
Amount due to a director
Mr. Kong Xiao Jun	92,122	87,473	14,000

Amount due to the holding company
HY (HK) Financial Investments Co., Ltd.	30,000	30,000	-

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

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that due to the small size of the Company and lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis. Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective due to the small size of the Company and lack of segregation of duties.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the transition period from October 1, 2019 to December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 23, 2020 , the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director and Officer Since

Kong Xiao Jun	46	Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Director	2019

Liu Yang	33	Director	2019

Yunsi Liu	31	Director	2019

Set forth below is certain biographical information regarding the Company’s executive officers and directors during the three months period ended December 31, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during three months period ended December 31, 2019.

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

Family Relationships

None as of December 31, 2019.

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

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2019 the end of the Company’s last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Anthony Escobar CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kong Xiao Jun CEO	October 1,2019 to December 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the three months period ended December 31, 2019 and during the fiscal years ended September 30, 2019 and 2018.

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

The following table sets forth as of March 23, 2020 , the name and the number of shares of the Company’s common stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,252,309 issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Kong Xiao Jun (2) Suites 3102, Everbright Centre, 108 Gloucester Road, Wanchai, Hong Kong	5,001,000	95.22%

Directors and Executive Officers as a Group	Kong Xiao Jun (2) Suites 3102, Everbright Centre, 108 Gloucester Road, Wanchai, Hong Kong	5,001,000	95.22%

	HY (HK) Financial Investments Co., Ltd. (2)	5,001,000	95.22%

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

Transactions with management and others

During the three months ended December 31, 2019, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Transactions with Promoters

There have been no transactions between the Company and promoters during the three months period ended December 31, 2019 and fiscal years ended September 30, 2019 and 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed for the transition period from October 1, 2019 through the fiscal year ended December 31, 2019 and in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $6,000 for 3 months ended December 31, 2019, $20,000 for 2019 and $17,000 for 2018.

(2) Audit-Related Fees - The aggregate fees billed for the transition period from October 1, 2019 through the fiscal year ended December 31, 2019 and in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 3 months ended December 31, 2019, $0 for 2019 and $0 for 2018.

(3) Tax Fees - The aggregate fees billed for the transition period from October 1, 2019 through the fiscal year ended December 31, 2019 and in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 3 months ended December 31, 2019, $0 for 2019 and $0 for 2018.

(4) All Other Fees - The aggregate fees billed for the transition period from October 1, 2019 through the fiscal year ended December 31, 2019 and in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 3 months ended December 31, 2019, $0 for 2019 and $0 for 2018.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheet:
December 31, 2019, September 30, 2019 and 2018
Statements of Operations:
For the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018
Statements of Changes in Shareholders’ Equity:
For the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018
Statements of Cash Flows:
For the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018
Notes to Financial Statements:
For the three months ended December 31, 2019 and the years ended September 30, 2019 and 2018

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

Dated: March 30, 2020

/s/ Kong Xiao Jun
By:	Kong Xiao Jun, Chief Executive Officer, Chief Financial Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

China Foods Holdings Limited (Registrant)

By:	/s/ Kong Xiao Jun
Dated:	March 30, 2020
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

