Form 10-Q
period 2020-03-31
China Foods Holdings Ltd.
filed 2020-05-18
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 14, 2020
Common Stock, with $0.0001 par value	5,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Balance Sheets

	March 31, 2020	December 31, 2019
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Bank balance	7,504	12,328
Prepayment	1,282	—
Total Current Assets	8,786	12,328

TOTAL ASSETS	8,786	12,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Other payables	3,758	6,633
Income taxes payable	100	100
Amount due to a related party	80,697	92,122
Amount due to the holding company	52,628	30,000
Total Current Liabilities and Total Liabilities	137,183	128,855

Stockholders’ Deficit
Common stock ($0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding	525	525
Additional paid-in capital	136,988	136,988
Other reserve	350,547	350,547
Accumulated deficit	(616,457)	(604,587)
Total Stockholders’ Deficit	(128,397)	(116,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	8,786	12,328

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
	$	$
Income	-	-
Cost of Sales	-	-

Gross Profit	-	-

General and administrative expense	11,870	23,473

Operating loss	(11,870)	(23,473)

Interest expense to a related party	-	-
Loss before income taxes	(11,870)	(23,473)

Provision for income taxes	-	-

Net loss	(11,870)	(23,473)

Net loss per common share
Basic and diluted	$(0.00)*	$(0.00)*

Weighted average number of common share
Basic and diluted	5,252,309	5,252,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

CHINA FOODS HOLDINGS LTD.

Statements of Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional paid-in	Other	Accumulated	Total Stockholders’
	Share	Amount	capital	Reserve	Deficit	Deficit
		$	$	$	$	$

Balances at December 31, 2019	5,252,309	525	136,988	350,547	(604,587)	(116,527)

Net loss for the period	-	-		-	(11,870)	(11,870)

Balances at March 31, 2020	5,252,309	525	136,988	350,547	(616,457)	(128,397)

	Common Stock		Additional paid-in	Other	Accumulated	Total Stockholders’
	Share	Amount	capital	Reserve	Deficit	Deficit
		$	$	$	$	$

Balances at December 31, 2018	5,251,309	137,413	-	350,547	(511,785)	(23,825)

Net loss for the period	-	-		-	(23,473)	(23,473)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Balances at March 31, 2019	5,252,309	525	136,988	350,547	(535,258)	(47,198)

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
	$	$
Operating Activities:
Net loss	(11,870)	(23,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) Increase in other payable	(2,875)	7,001
(Increase) in prepayment	(1,282)	-
Increase in income taxes payable	-	100
(Decrease) Increase in amount due to a related party	(11,425)	16,372
Increase in amount due to the holding company	22,628	-

NET CASH USED BY OPERATING ACTIVITIES	(4,824)	-

NET INCREASE IN CASH	(4,824)	-

CASH at beginning of period	12,328	-

CASH at end of period	7,504	-

Supplemental disclosure of cash flow information
Interest paid	-	-
Taxes paid	-	100

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Financial Statements

March 31,2020

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

The Merger was effective on March 13, 2019.

On December 11, 2019, the Board of Directors approved a change to its fiscal year-end from September 30 to December 31. As a result of this change, the Company recognized a fiscal transition period beginning October 1, 2019 through December 31, 2019. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 3-month period. Corresponding results for the years ended September 30, 2019 and 2018 are both for 12-month periods.

Basis of Presentation

The unaudited condensed financial statements present the balance sheets, statements of operations, statements of shareholders’ deficit and statements of cash flows of the Company. These unaudited condensed financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SFC, including the instruction to Form 10-Q and Article 8 of Regulation S-X. In the opinion of Management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the three months ended March 31, 2020, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

NOTE 2 – SIGNIFICANT ACCOUTING POLICIES

Net Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2020.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company had a deficit working capital and an accumulated deficit incurred through March 31, 2020 which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek new capital from a related party to provide needed funds.

NOTE 4 – INCOME TAXES

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

The income tax expense (benefit) for the period ended March 31, 2020 differs from the amount computed using the federal statutory rates as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Income tax expense (benefit) at Federal tax rate of 21% for 2020 and 2019	$(2,703)	$(4,929)
Valuation allowance	2,703	4,929
	-	-

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

NOTE 4 – INCOME TAXES - continued

At March 31, 2020 the Company had a net operating loss carry forward. These losses will start to expire in the year 2019 through 2038. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The Company has no tax positions at March 31 2020 and December 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 5 - AMOUNT DUE TO A DIRECTOR / THE HOLDING COMPANY

	March 31,2020	December 31,2019

Amount due to a director
Mr. Kong Xiao Jun	80,697	92,122

Amount due to the holding company
HY (HK) Financial Investments Co., Ltd.	52,628	30,000

NOTE 6 - SHARE CAPITAL

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

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month periods ended March 31, 2020, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2019.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures. Even though the Company possesses limited funds, the experienced management team of the Company will continue to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

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

Liquidity and Capital Resources

As of March 31, 2020, the Company had $8,786 in current assets and $137,183 in current liabilities resulting in a negative working capital as of March 31, 2020 of $128,397. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three months ended March 31, 2020, the Company had $11,870 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three months ended March 31, 2020, the Company had a net loss of $11,870, compared to a loss of $23,743 for the three months ended March 31, 2019.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. For the three months ended March 31, 2020, the Company had a net loss of $11,780. The Company does not anticipate any revenue until it locates a new business opportunity.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $11,780 from inception through March 31, 2020 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of March 31, 2020, we had an accumulated deficit totaling $616,457. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2020.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

None; not applicable.

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

China Foods Holdings Ltd.

Dated: May 15, 2020	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

