Form 10-Q
period 2020-06-30
China Foods Holdings Ltd.
filed 2020-08-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 14, 2020
Common Stock, with $0.0001 par value	5,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Balance Sheets

	June 30, 2020	December 31, 2019
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Bank balance	7,198	12,328
Total Current Assets	7,198	12,328

TOTAL ASSETS	7,198	12,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Other payables	6,958	6,633
Income taxes payable	100	100
Amount due to a director	5 80,697	92,122
Amount due to the holding company	5 71,669	30,000
Total Current Liabilities and Total Liabilities	159,424	128,855

Stockholders’ Deficit
Common stock ($0.0001 par value, 100,000,000 shares authorized, 5,252,309 shares issued and outstanding)	525	525
Additional paid-in capital	136,988	136,988
Other reserve	350,547	350,547
Accumulated deficit	(640,286)	(604,587)
Total Stockholders’ Deficit	(152,226)	(116,527)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	7,198	12,328

The accompanying notes are an integral part of these unaudited condensed financial statements

China Foods Holdings Ltd.

Statements of Operations

(Unaudited)

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
	$	$	$	$
Income	-	-	-	-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-
General and administrative expense	23,829	44,643	35,699	68,116

Loss before income taxes	(23,829)	(44,643)	(35,699)	(68,116)

Provision for income taxes	-	-	-	-

Net loss	(23,829)	(44,643)	(35,699)	(68,116)

Net loss per common share
Basic and diluted	$(0.00)*	$(0.01)*	$(0.01)*	$(0.01)*

Weighted average number of common share

Basic and diluted	5,252,309	5,252,309	5,252,309	5,252,309

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

CHINA FOODS HOLDINGS LTD.

Statements of Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional paid-in	Other	Accumulated	Total Stockholders’
	Share	Amount	capital	Reserve	Deficit	Deficit
		$	$	$	$	$

Balances at December 31, 2019	5,252,309	525	136,988	350,547	(604,587)	(116,527)

Net loss for the period	-	-	-	-	(11,870)	(11,870)

Balances at March 31, 2020	5,252,309	525	136,988	350,547	(616,457)	(128,397)

Net loss for the period	-	-	-	-	(23,829)	(23,829)

Balances at June 30, 2020	5,252,309	525	136,988	350,547	(640,286)	(152,226)

	Common Stock		Merger Reserve	Other Reserve	Accumulated	Total stockholders’
	Share	Amount	(Note a)	(Note b)	Deficit	deficit
		$	$	$	$	$

Balances at December 31, 2018	5,251,309	137,413	-	350,547	(511,785)	(23,825)

Net loss for the period	-	-	-	-	(23,473)	(23,473)

Merger transaction	1,000	(136,888)	136,988	-	-	100

Balances at March 31, 2019	5,252,309	525	136,988	350,547	(535,258)	(47,198)

Net loss for the period	-	-	-	-	(44,643)	(44,643)

Balances at June 30, 2019	5,252,309	525	136,988	350,547	(579,901)	(91,841)

Notes

(a)	Merger reserve represent the difference between the nominal value of the share capital of the merged company and the cost of investment.

(b)	Other reserve represent the waiver of an aggregated principal and interest of $350,547 by the president of Trafalgar Resources, Inc.

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
	$	$
Operating Activities:
Net loss	(35,699)	(68,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in other payables	325	4,501
Decrease in prepayment	-	(1,250)
(Decrease) increase in amount due to a director	(11,425)	64,865
Increase in amount due to the holding company	41,669	-

NET CASH USED BY OPERATING ACTIVITIES	(5,130)	-

NET DECREASE IN CASH	(5,130)	-

CASH at beginning of period	12,328	-

CASH at end of period	7,198	-

Supplemental disclosure of cash flow information
Interest paid	-	-
Taxes paid	-	100

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

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

Basis of Presentation

The financial statements present the balance sheets, statements of operations, statements of shareholders’ deficit and statements of cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instruction to Form 10-Q and Article 8 of Regulation S-X. In the opinion of Management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the six months ended June 30, 2020, have been made. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. They do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

Net Loss per Common Share

Loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the reporting period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of bank balance, other payables, amount due to a director and amount due to the holding company. The carrying amount of these financial instruments approximated fair value due to the length of maturity or interest rates that approximate prevailing market rates.

Use of Estimates

The presentation of the condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to going concern and valuation allowance on deferred income tax. Operating results in the future could vary from the amounts derived from management’s estimates or assumptions.

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

NOTE 3 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $640,286 and net stockholders’ deficit of $152,226 as of June 30, 2020, and has negative cash flow from operations. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to see new capital from director and the holding company to provide needed funds. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might result from this uncertainty.

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

The income tax expense for the period ended June 30, 2020 differs from the amount computed using the federal statutory rates as follows:

	Six months ended June 30, 2020	Six months ended June 30 2019
	(Unaudited)	(Unaudited)
Income tax benefit at Federal tax rate of 21% for 2020 and 2019	$(7,497)	$(14,304)
Valuation allowance	7,497	14,304
	-	-

At June 30, 2020 the Company had a net operating loss carry forward. These losses will start to expire in the year 2020 through 2039. No tax benefit has been reported in the financial statements because the Company believes that it is more likely than not that the carryforwards will expire unused. The utilization of future losses may be limited under various provisions of the Internal Revenue Code pertaining to continuity of business operations limits and substantial changes in ownership. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount. The Company has no tax positions at June 30, 2020 and December 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 5 - AMOUNT DUE TO A DIRECTOR / THE HOLDING COMPANY

	June 30,2020	December 31,2019
	$	$
	(Unaudited)	(Audited)

Amount due to a director
Mr. Kong Xiao Jun	80,697	92,122

Amount due to the holding company
HY (HK) Financial Investments Co., Ltd.	71,669	30,000

NOTE 6: SUBSEQUENT EVENTS

On June 8, 2020, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited(“ECGL”), a private limited company incorporated under the laws of British Virgin Islands, and the shareholders of ECGL. Pursuant to the Share Exchange Agreement, the Company purchased Fifty Thousand (50,000) shares of ECGL (the “ECGL Shares”), representing all of the issued and outstanding shares of common stock of ECGL. As consideration, the Company agreed to issue to the shareholders of ECGL Fifteen Million (15,000,000) shares of the Company’s common stock, at a value of US$0.32 per share, for an aggregate value of US$4,800,000.

On July 9, 2020, the Company completed the acquisition of ECGL. As a result of the acquisition, the Company is no longer a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Ms. Yang Liu resigned from her position as a director and Ms. Cheng Ni Hu was appointed to fill the vacancy caused by Ms. Yang Liu’s resignation.

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

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six months period ended June 30, 2020, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2019.

The Company’s accounting policies are more fully described in Notes 1 and 2 of the financial statements. As discussed in Notes 1 and 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the process of looking for potential business ventures. Even the Company possesses limited funds, experienced management team of the Company will continue to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

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

Liquidity and Capital Resources

As of June 30, 2020, the Company had $7,198 in current assets and $159,424 in current liabilities resulting in a negative working capital as of June 30, 2020 of $152,226. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Although not required or under any contractual commitment, current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company or loans to the Company. Existing liabilities are related to loans by management to help fund ongoing expenses.

For the three and six months ended June 30, 2020, the Company had $23,829 and $35,699 in general and administrative expense related to maintaining its corporate status, and paying accounting and legal fees. Management anticipates only nominal continuing expenses related to investigating business opportunities and legal and accounting costs. For the three and six months ended June 30, 2020, the Company had a net loss of $23,829 and $35,699, respectively, compared to a loss of $44,643 and $68,116 for the three and six months ended June 30, 2019.

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

RESULTS OF OPERATIONS

The Company has not had any significant revenues. The Company continues to suffer a loss related to maintaining its corporate status and reporting obligations. For the three and six months ended June 30, 2020, the Company had a net loss of $23,829 and $35,699, respectively.

Going Concern

These condensed financial statements have been prepared on a going concern basis. The Company has incurred net operating losses of $35,699 from inception through June 30, 2020 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. As of June 30, 2020, we had an accumulated deficit totaling $640,286. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. This raises substantial doubts about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the six months ended June 30, 2020.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2020, we have not purchased any equity securities.

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

China Foods Holdings Ltd.

Dated: August 14, 2020	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

