Form 10-Q
period 2020-09-30
China Foods Holdings Ltd.
filed 2020-11-23
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 23, 2020
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	$	$
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash and cash equivalent	$988,910	$634,492
Accounts receivable	-	530,196
Prepayments and other receivables	107,666	320,818
Inventories	283,117	111,617
Right-of-use assets	17,434	70,819
Total Current Assets	1,397,127	1,667,942

Non-Current Assets
Plant and equipment	203,706	181,309
Intangible assets	4,302	4,564
Total Non-Current Assets	208,008	185,873

TOTAL ASSETS	$1,605,135	$1,853,815

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities and other payables	$42,247	$-
Customer deposits	474,019	389,922
Lease liabilities	18,542	75,304
Amount due to a director	1,310,808	1,230,111
Amount due to a related company	-	3,038
Amount due to a shareholder	77,822	-
Total Liabilities	1,923,438	1,698,375

Shareholders’ Deficit
Common stock ($0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 15,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,025	1,500
Additional paid-in capital	-	48,500
Accumulated other comprehensive loss	(31,785)	(54,001)
Accumulated deficit	(288,543)	159,441
Total Shareholders’ (Deficit) Equity	(318,303)	155,440

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,605,135	$1,853,815

The accompanying notes are an integral part of these condensed consolidated financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue, net	$299,426	$732,759	$435,682	$2,268,306

Cost of revenue	(285,746)	(582,341)	(354,705)	(1,845,749)

Gross profit	13,680	150,418	80,977	422,557

Operating expenses
Selling and distribution expenses	7,677	5,397	15,967	138,126
General and administrative expenses	157,838	105,448	422,889	391,360
Total operating expenses	165,515	110,845	438,856	529,486

(Loss) income from operation	(151,835)	39,573	(357,879)	(106,929)

Other income:
Interest income	674	87	1,955	319
Sundry income	3,380	256	5,133	256
Total other income	4,054	343	7,088	575

(Loss) income before income tax	(147,781)	39,916	(350,791)	(106,354)

Income tax expenses	-	-	-	-

Net (loss) income	$(147,781)	$39,916	$(350,791)	$(106,354)

Other comprehensive loss
Foreign currency adjustment gain (loss)	40,670	(46,218)	22,216	(42,172)

Other comprehensive loss	$(107,111)	$(6,302)	$(328,575)	$(148,526)

Net loss per common share
Basic and diluted*	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common share
Basic and diluted	19,795,586	15,000,000	16,610,197	15,000,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FOODS HOLDINGS LTD.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional paid-in	Retained earnings /(Accumulated	Accumulated other comprehensive (loss)	Total shareholders’
	Share	Amount	capital	Deficit)	income	deficit
		$	$	$	$	$

Balances at December 31, 2019 (restated)	15,000,000	$1,500	$48,500	$159,441	$(54,001)	$155,440

Foreign currency translation adjustment	-	-	-	-	(21,035)	(21,035)

Net loss for the period	-	-	-	(130,897)	-	(130,897)

Balances at March 31, 2020	15,000,000	1,500	48,500	28,544	(75,036)	3,508

Foreign currency translation adjustment	-	-	-	-	2,581	2,581

Net loss for the period	-	-	-	(72,113)	-	(72,113)

Balances at June 30, 2020	15,000,000	1,500	48,500	(43,569)	(72,455)	(66,024)

Foreign currency translation adjustment	-	-	-	-	40,670	40,670

Shares issued for acquisition of legal acquirer	5,252,309	525	(48,500)	(97,193)	-	(145,168)

Net loss for the period	-	-	-	(147,781)	-	(147,781)

Balances at September 30, 2020	20,252,309	$2,025	$-	$(288,543)	$(31,785)	$(318,303)

	Common Stock		Additional paid-in	Retained earnings /(Accumulated	Accumulated other comprehensive (loss)	Total shareholders’
	Share	Amount	capital	Deficit)	income	deficit
		$	$	$	$	$

Balances at December 31, 2018 (restated)	15,000,000	$1,500	$48,500	$76,682	$(37,321)	$89,361

Foreign currency translation adjustment	-	-	-	-	30,716	30,716

Net loss for the period	-	-	-	(241,836)	-	(241,836)

Balances at March 31, 2019	15,000,000	1,500	48,500	(165,154)	(6,605)	(121,759)

Foreign currency translation adjustment	-	-	-	-	(26,670)	(26,670)

Net income for the period	-	-	-	95,566	-	95,566

Balances at June 30, 2019	15,000,000	1,500	48,500	(69,588)	(33,275)	(52,863)

Foreign currency translation adjustment	-	-	-	-	(46,218)	(46,218)

Net income for the period	-	-	-	39,916	-	39,916

Balances at September 30, 2019	15,000,000	$1,500	$48,500	$(29,672)	$(79,493)	$(59,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(350,791)	$(106,354)
Adjustments to reconcile net loss to net cash generated from operating activities
Depreciation	50,731	24,788
Amortization	360	115
Non-cash lease expense	56,068	65,178
	(243,632)	(16,273)
Change in operating assets and liabilities:
Accounts receivable	530,196	45,198
Prepayments and other receivables	213,152	(567)
Inventories	(171,500)	323,598
Accrued liabilities and other payables	42,247	163,064
Tax recoverable	-	(37,468)
Amount due to a related company	(3,038)	19,331
Customer deposits	84,097	(259,172)
Lease liabilities	(59,445)	(64,900)
Net cash generated from operating activities	392,077	172,811

Cash flow from investing activities
Addition of plant and equipment	(70,063)	(43,901)
Cash from acquisition of legal acquirer	7,198	-

Net cash used in investing activities	(62,865)	(43,901)

Cash flow from financing activities:
Advances from a shareholder	6,153	-

Net cash generated from financing activities	6,153	-

Effect on exchange rate change on cash and cash equivalents	19,053	(39,541)

Net change in cash and cash equivalents	354,418	89,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	634,492	50,440

CASH AND CASH EQUIVALENTS, END OF PERIOOD	$988,910	$139,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Foods Holdings Ltd. (the “Company” or “CFOO”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations for several years that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”). As a result of the acquisition of ECGL, the Company entered into the healthcare product distributing and marketing industry, and then pursue a new strategy of developing and distributing health related products, including supplements, across the globe with a focus on mainland China, Europe and Australia.

Because the Company is a shell company, ECGL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, ECGL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of ECGL, and the Company’s assets, liabilities and results of operations will be consolidated with ECGL beginning on the acquisition date. ECGL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (ECGL). After completion of the Share Exchange Transaction, the Company’s condensed consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited condensed consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal.

The following table depicts the identity of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 ordinary shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB 8,300,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2020 and 2019, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Furniture, fixture and equipment	3 years	5%
Motor vehicle	3.33 to 4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months and nine months ended September 30, 2020 were $18,022 and $50,731, respectively, and three months and nine months ended September 30, 2019 were $9,293 and $24,788, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months and nine months ended September 30, 2020 were $120 and $360, respectively, and three months and nine months ended September 30, 2019 were $38 and $115, respectively.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, as well as intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months and nine months ended September 30, 2020 and 2019.

Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months and nine months ended September 30, 2020 and 2019.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the People’s Republic of China and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the nine months ended September 30, 2020 and 2019.

Nine months ended September 30, 2020 and 2019

	2020	2019
Period-end HK$:US$ exchange rate	0.12903	0.12755
Period average HK$:US$ exchange rate	0.12891	0.12758
Period-end RMB:US$ exchange rate	0.14693	0.14014
Period average RMB:US$ exchange rate	0.14301	0.14571

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from a working capital deficit of $526,311 and accumulated deficit of $288,543 as of September 30, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the following:

	September 30, 2020	December 31, 2019
		(Audited)
Prepayments	$4,615	$13,704
Purchase deposits	74,501	273,018
Other deposits	41	23,421
Other receivables	28,509	10,675
	$107,666	$320,818

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
		(Audited)
Packing materials	$30,686	$67,001
Finished goods	252,431	44,616
	$283,117	$111,617

For the period ended September 30, 2020 and 2019, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 2.5 year, through December 31, 2020.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2020	December 31, 2019
		(Audited)
Right-of-use assets	$17,434	$70,819

The lease liability – right of use is as follows:

	September 30, 2020	December 31, 2019
		(Audited)
Current portion	$18,542	$75,304
Non-current portion	-	-

Total	$18,542	$75,304

As of September 30, 2020, the operating lease payment of $18,542 will become matured in the next 12 months.

NOTE 7 - PLANT AND EQUIPMENT

	September 30, 2020	December 31, 2019
		(Audited)
Motor vehicle	$311,343	$241,289
Furniture, fixture and equipment	10,445	10,445
Foreign translation difference, net	(27)	(5,846)
	321,761	245,888

Less: accumulated depreciation	(116,878)	(66,147)
Foreign translation difference, net	(1,177)	1,568
Plant and equipment. net	$203,706	$181,309

Depreciation expense for the three months and nine months ended September 30, 2020 were $17,851 and $50,731, respectively, and three months and nine months ended September 30, 2019 were $9,467 and $24,788, respectively.

NOTE - 8 AMOUNTS DUE TO A DIRECTOR, A RELATED COMPANY AND SHAREHOLDER

The amounts are unsecured, interest-free and have no fixed terms of repayments.

The company considered as a related company due to common director.

NOTE 9 – SHAREHOLDERS’ DEFICIT

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”), and the shareholders of ECGL. Pursuant to the Share Exchange Agreement, we purchased Fifty Thousand (50,000) shares of ECGL (the “ECGL Shares”), representing all of the issued and outstanding shares of common stock of ECGL. As consideration, we agreed to issue to the shareholders of ECGL Fifteen Million (15,000,000) shares of our common stock, at a value of US $0.32 per share, for an aggregate value of US $4,800,000.

As of September 30, 2020, totally 20,252,309 outstanding shares of common stock was issued.

NOTE 10 - INCOME TAXES

The provision for income taxes consisted of the following:

Nine months ended September 30
	2020	2019

Current tax	$-	$-
Deferred tax	-	-
Income tax expense	$-	$-

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September, 2020 and 2019 is as follows:

Nine months ended September 30,
	2020	2019

Loss before income taxes	$(359,427)	$(103,321)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(89,856)	(25,830)
Net operating loss	89,856	25,830
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September, 2020 and 2019 is as follows:

Nine months ended September 30
	2020	2019

Income (loss) before income taxes	$11,260	$(3,032)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	928	(250)
Tax adjustments	(3,626)	-
Net operating loss	2,698	250
Income tax expense	$-	$-

No provision for deferred taxation has been made as there is no significant timing difference in tax provision or tax loss which is expected to be crystallized in the foreseeable future (2019: Nil).

NOTE 11- RELATED PARTY TRANSACTIONS

From time to time, the Company’s director advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

Related party transaction is shown as below:

		September 30,2020	September 30,20219
		$	$

Company Name	Relationship
HY (HK) Financial Investments Co., Ltd.	Shareholder	42,966	-

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2020 and 2019, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

Three months ended September 30, 2020			Nine months ended September 30, 2020			September 30,2020
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues		Accounts receivable

Customer B	$211,034	71%	$211,034	43%		-
Customer A	87,880	29%	282,960	57%		-
Total:	$298,914	100%	$493,994	100%	Total	-

Three months ended September 30, 2019			Nine months ended September 30, 2019			September 30,2019
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues		Accounts receivable

Customer A	$274,837	37%	$356,483	16%		-
Customer C	-	-%	1,105,299	49%		-
Customer D	419,995	56%	732,786	32%		-
Total:	$694,832	93%	$2,194,568	97%	Total	-

All of the Company’s customers are located in the People’s Republic of China.

(b) Major vendors

For the three and nine months ended September 30, 2020 and 2019, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable as at period-end dates, are presented as follows:

Three months ended September 30, 2020			Nine months ended September 30, 2020			September 30,2020
Vendor	Purchases	Percentage of purchases	Purchases	Percentage of purchase		Accounts payables

Vendor A	$183,346	55%	$-	-%		-
Vendor B	-	-%	26,519	28%		-
Vendor C	68,219	20%	68,219	72%		-
Vendor D	55,774	17%	-	-%		-
Total:	$307,339	92%	94,738	100%	Total	-

Three months ended September 30, 2019			Nine months ended September 30, 2019			September 30,2019
Vendor	Purchases	Percentage of purchases	Purchases	Percentage of purchase		Accounts payables

Vendor A	131,135	23%	-	-%		-
Vendor B	175,310	30%	-	-%		-
Vendor D	-	-%	94,286	100%		-
Vendor E	270,226	47%	-	-%		-
Total:	$576,671	100%	94,286	100%	Total	-

All of the Company’s vendors are located in the People’s Republic of China.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Economic and political risk

The Company’s major operations are conducted in the People’s Republic of China. Accordingly, the political, economic, and legal environments in PRC, as well as the general state of PRC’s economy may influence the Company’s business, financial condition, and results of operations.

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2020 and December 31, 2019, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Business Overview

We are a health and wellness company that develops, markets, promotes and distributes a variety of customized health and wellness care products and services, including supplements, healthy snacks, meal replacements, skincare products, and nutritional consultation services to consumers in China. We work with certain licensed healthcare food factories to develop and manufacture products and services that are distributed conventionally through sales agents and also through a network of e-commerce and social media platforms.

In addition to products, we are committed to providing customized science based wellness consultation and service programs to customers. Our diverse products and services target health conscious customers and differentiate based upon age and gender and seek to manage different conditions. We reach out to customers fitting certain health and lifestyle profiles through our offline and online consultation services, and track eating habits and health indicators to provide customized products such as supplements. We believe this will facilitate the ability of customers to monitor, understand and adjust their health practices and lifestyle anytime and anywhere for increased customer engagement and retention.

We conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017. Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, and Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018, are holding companies without operations.

Our Products and Services

Our health products are designed to help enhance immunity and improve general wellbeing. We provide the following categories of healthcare products and customized healthcare consultation services in China: (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare. The products target all age groups with different needs.

Product category	Representative Products	Description
Nutrition Catering Series	Jasmine Beauty	Meal replacement and healthy snacks
Special Health Food Series	Power Centinent	Products that support a healthy active lifestyle and enhance Immunity
Health Supplement Series	Fuli Fruit Juice	Functional fruit beverages and dietary and nutritional supplements containing resveratrol, anthocyanin, superoxide enzyme
Skincare Series	Tightness	Facial skin care and recovery

Our products are taken as healthcare supplements in accordance with the principles of traditional Chinese medicine including the principle complementary medicine and ideal ratios and combinations of ingredients.

Markets and Regions

The Great Health Industry refers to production, operation, service and information dissemination, maintenance, restoration, and promotions linked to health. It covers medical products, health supplements, nutritional foods, medical devices, health appliances, fitness, health management, health consulting and many other production and service areas closely related to human health. The Great Health Industry is an emerging industry with huge market potential, especially in China.

According to the “China Great Health Industry Strategic Planning and Enterprise Strategy Consulting Report” published by Qianzhan Industry Institute (前瞻產業研究院), the scale of the Great Health Industry in 2017 was RMB6.2 trillion, which increased to over RMB7 trillion in 2018. The report predicted RMB8.78 trillion volume for 2019 and forecast over RMB10 trillion for 2020. In the years till 2023, the average annual compound growth rate will be approximately 12.55%, and with the Great Health Industry reaching approximately RMB14.09 trillion in 2023.

Our Strategies

We are focused on achieving long-term growth in revenues, cash flow and profit. We believe that we can achieve this by developing multiple distribution channels and strengthening our marketing and promotions, leading to better product turnover and revenue. We also expect to broaden our product range as well as product differentiation in the future. Based on the business experience accumulated over the years, we believe we can improve the efficiency of our supply chain with time-saving and cost-saving supply chain management and marketing planning for the target customer base with our one-stop service.

Our primary aims are (i) to strengthen our product saleability; (ii) to cut logistics cost and time spent and (iii) to further expand the market share in China. Toward this end, we plan to pursue the following business strategies:

●	Collaborate with third-party e-commerce platforms to boost product exposure, e.g. Tmall, Jingdong mall
●	Deliver healthcare knowledge and consultation service via social media and We-media
●	Build brand image and reputation through customer experience and word of mouth
●	Increase the number of downstream distributors and wholesalers
●	Strengthen the relationship with manufacturers, suppliers, drug agents and distributors
●	Pursue strategic acquisitions and partnerships

We intend to develop both online and offline distribution channels to increase sales volume and revenue. We expect to partner with third party e-commerce platforms, social media and We-media such as Wechat, TikTok and Xiaohongshu to build our online presence. We believe that online channels will allow us to provide real-time nutrition and healthcare consultation services as well as increase customer engagement and retention. Starting from the second half of 2020, we plan to launch our “nutrition consulting” support services using a major social media software to allow customer groups to receive pre-purchase consultation and after-sales service for products anytime and anywhere.

Our current offline sales channel relies on distributors and sales agents. To enhance the visibility and marketability of our products and services and to improve brand recognition and awareness, we hope to develop store-in-shop and counter experiences. We also intend to partner with high-end gyms to form nutrition clubs and hold weight-loss training camps, health assessment and fitness training camps and other activities.

We intend to create a ‘one-stop’ solution for our customers by creating a multi-channel health product supply and retail system. We not only provide personalized consultation service to our customers, but also summarize and analyze our customer feedback and experiences through our consultation service and after-sales service. We intend to share this data with our manufacturers and supply chain partners to develop products and services that better meet the demands of our customers. By pooling and addressing the needs of downstream businesses and combining it with the Consumer to Manufacturer model for upstream transformation, we anticipate establishing a close relationship between manufacturers and suppliers. We believe this model can also reduce circulation costs and improve the efficiency of our supply chain.

Competition

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading e-commerce companies such as Alibaba (China) which may offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets such as UNI HEALTH (HK stock code:02211) and ALI HEALTH (HK stock code:0241). We also compete with traditional cash payments and other popular online shopping websites and apps, and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our market include the following:

●	Breadth of member base and the products and services featured.

●	Close and fast pre-sales and after-sales service response.

●	Ability to reduce the product turnover time and inventory cost.

●	Relationship and bargaining power with supplier and manufacturer.

●	Healthcare product effectiveness and acceptance from customer.

●	Local presence and understanding of local business trends.

●	Ability to deliver a high volume of relevant services and information to consumers.

●	Ability to produce high purchase rates for products and services among members.

●	Strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer base with lower development costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger customer base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that customer payment terms are a principal competitive factor in our market, they may become such a factor, and we may be unable to compete on such terms.

Government and Industry Regulations

We are subject to the general laws in China governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

Product Liability and Consumers Protection

Product liability claims may arise if any of our healthcare products have a harmful effect on a consumer, who may make a claim for damages or compensation as an injured party. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers’ rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993 and became effective on January 1, 1994 to protect consumers when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. In extreme situations, product manufacturers and distributors may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

The Company’s accounting policies are more fully described in Note 2 of the financial statements. As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have been significantly impacted by COVID-19 global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. China and many other countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and China’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

The following table sets forth certain operational data for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Revenue, net	$299,426	$732,759
Cost of revenue	(285,746)	(582,341)
Gross profit	13,680	150,418
Total operating expenses	(165,515)	(110,845)
Total other income	4,054	343
(Loss) income before income tax	(147,781)	39,916
Income tax expenses	-	-
Net (loss) income	(147,781)	39,916

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenue, net	$435,682	$2,268,306
Cost of revenue	(354,705)	(1,845,749)
Gross profit	80,977	422,557
Total operating expenses	(438,856)	(529,486)
Total other income	7,088	575
Loss before income tax	(350,791)	(106,354)
Income tax expenses	-	-
Net loss	(350,791)	(106,354)

Revenue. For the three and nine months ended September 30, 2020, we generated revenues of $299,426 and $435,682 respectively. For the comparative three and nine months ended September 30, 2019, we derived income $732,759 and $2,268,306 respectively. All the major customers are located in the PRC. The significant decreases in the revenue due to the outbreak of COVID-19, we expected the revenue would be increased in the future once an efficacious COVID-19 vaccine emerges.

Cost of Revenue. For the three and nine months ended September 30, 2020, the cost of revenue was $285,746 and $354,705, respectively, and as a percentage of net revenue, approximately 95% and 81%, respectively. Cost of revenue for the three and nine months ended September 30, 2019, was $582,341 and $1,845,749, respectively, and as a percentage of net revenue, approximately 79% and 81%, respectively. The percentage of gross profit decreased due to a decrease in the revenue.

Net Loss. For the three and nine months ended September 30, 2020, we incurred a net loss of $147,781 and $350,791, respectively, compared for the three and nine months ended September 30, 2019. we incurred a net income of $39,916 and net loss of $106,354, respectively. The significant decreases in the revenue due to the outbreak of COVID-19, we expected the revenue would be increased in the future once an efficacious COVID-19vaccine emerges.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $988,910, inventories of $283,117, prepayments and other receivables of $107,666 and right-of-use assets of $17,434.

As of September 30, 2019, we had cash and cash equivalents of $634,492, accounts receivables of $530,196, inventories of $111,617, prepayments and other receivables of $320,818 and right-of-use assets of $70,819.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$392,077	$172,811
Net cash used in investing activities	(762,865)	(43,901)
Net cash provided by financing activities	6,153	-

Net Cash Provided By Operating Activities.

For the nine months ended September 30, 2020, net cash provided by operating activities was $392,077, which consisted primarily of a decrease in accounts receivables of $530,196, a decrease in prepayment and other receivables of $213,152, an increase in inventories of $171,500, an increase in customer deposits of 84,097, an increase in accrued liabilities and other payables of $42,247, a decrease in lease liabilities of $59,445 and a decrease in amount due to a related company of $3,038.

For the nine months ended September 30, 2019, net cash provided by operating activities was $172,811, which consisted primarily of a decrease in accounts receivables of $45,198, an increase in prepayment and other receivables of $567, a decrease in inventories of $323,598 a decrease in customer deposits of $259,172, an increase in accrued liabilities and other payables of $163,064, a decrease in lease liabilities of $64,900, a decrease in tax payable of $37,468 and an increase of amount due to a related company of $19,311.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2020, net cash used in investing activities was $62,865, consisted primarily of purchase of motor vehicle of $70,063 and cash from acquisition of legal acquirer of $7,198.

For the nine months ended September 30, 2019, net cash used in investing activities was $43,901, consisted primarily of purchase of motor vehicle.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2020, net cash provided by financing activities was $6,153, consisting of advance from shareholder of $6,153.

For the nine months ended September 30, 2019, no net cash provided by financing activities

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis. The Company has suffered from a loss of $350,791 for the nine months ended September 30, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the nine months ended September 30, 2020.

Use of Proceeds of Registered Securities

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds of Registered Securities

On July 9, 2020, the Company acquired Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”). Pursuant to the Share Exchange Agreement with ECGL, the Company issued to the shareholders of ECGL Fifteen Million (15,000,000) shares of our common stock, at a value of US $0.32 per share, for an aggregate value of US$4,800,000.

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

China Foods Holdings Ltd.

Dated: November 23, 2020	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

