Form 10-K
period 2020-12-31
China Foods Holdings Ltd.
filed 2021-04-13
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of March 31, 2021 the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”). As a result of the acquisition of ECGL, the Company entered into the healthcare product distributing and marketing industry, pursuing a new strategy of developing and distributing health related products, including supplements, across the globe with a focus on mainland China, Europe and Australia.

Because the Company is a shell company, ECGL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, ECGL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of ECGL, and the Company’s assets, liabilities and results of operations will be consolidated with ECGL beginning on the acquisition date. ECGL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (ECGL). After completion of the Share Exchange Transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Effective July 9, 2020, we consummated the acquisition of ECGL, and its wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017. Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, is a holding company.

Guangzhou Xiao Xiang Health Industry Company Limited

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

According to the “China Great Health Industry Strategic Planning and Enterprise Strategy Consulting Report” published by Qianzhan Industry Institute (前瞻產業研究院), the scale of the Great Health Industry in 2017 was USD 947.42 billion, which increased to over USD 1,069.66 billion in 2018. The report predicted USD 1,341.66 billion volume for 2019 and forecast over USD 1,528.09 billion for 2020. In the years till 2023, the average annual compound growth rate will be approximately 12.55%, and with the Great Health Industry reaching approximately USD 2,153.08 billion in 2023.

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

Our primary aims are (i) to strengthen our product salability; (ii) to cut logistics cost and time spent and (iii) to further expand the market share in China. Toward this end, we plan to pursue the following business strategies:

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

We intend to develop both online and offline distribution channels to increase sales volume and revenue. We expect to partner with third party e-commerce platforms, social media and We-media such as Wechat, TikTok and Xiaohongshu to build our online presence. We believe that online channels will allow us to provide real-time nutrition and healthcare consultation services as well as increase customer engagement and retention. Starting from the second half of 2020, we have launched our “nutrition consulting” support services using a major social media software to allow customer groups to receive pre-purchase consultation and after-sales service for products anytime and anywhere.

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

ITEM 2.	PROPERTIES

The Company’s operating office is located at No. 11, Qingbo Road, Ersha Island, Yuexiu District, Guangzhuou, China, and is comprised of 250 square meters. According to the lease, we are obligated to pay a quarterly rent of RMB 159,136 (approximately US $24,000) during the term. The lease expires on December 31, 2020. The Company entered a new lease which expires on March 31, 2026. According to the new lease, we are obligated to pay a average quarterly rent of RMB118,026 (approximately US $18,100) during the term.

The Company also utilizes space on a rent-free basis in the office located at Suite 3102, Everbright Center, 108 Gloucester Road, Wanchai, Hong Kong. This arrangement is expected to continue until the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to litigation from time to time as a result of our normal business operations. Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets under the symbol “CFOO” (former symbol “TFLG”). Set forth below are the high and low bid prices for the Company’s Common Stock for the respective quarters. Although the Company’s common stock is quoted on the OTC Markets it has traded sporadically with no real volume and there is currently no ask price. Consequently, the information provided below may not be indicative of the Company’s common stock price under different conditions.

All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets “Pink”. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 2020	$1.25	$1.25
September 2020	$1.25	$1.25
June 2020	$1.25	$1.25
March 2020	$1.25	$1.25
December 2019	$1.25	$1.25

September 2019	$1.25	$1.25
June 2019	$1.25	$1.25
March 2019	$1.25	$1.25
December 2018	$1.25	$1.25

September 2018	$1.50	$1.50
June 2018	$1.20	$1.05
March 2018	$1.05	$0.55
December 2017	$1.01	$0.55

Holders

At March 30, 2021, the Company had approximately 227 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2020 and 2019.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2020.

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

According to the “China Great Health Industry Strategic Planning and Enterprise Strategy Consulting Report” published by Qianzhan Industry Institute (前瞻產業研究院), the scale of the Great Health Industry in 2017 was USD 947.42 billion, which increased to over USD 1,069.66 billion in 2018. The report predicted USD 1,341.66 billion volume for 2019 and forecast over USD 1,528.09 billion for 2020. In the years till 2023, the average annual compound growth rate will be approximately 12.55%, and with the Great Health Industry reaching approximately USD 2,153.08 billion in 2023.

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

We intend to develop both online and offline distribution channels to increase sales volume and revenue. We expect to partner with third party e-commerce platforms, social media and We-media such as Wechat, TikTok and Xiaohongshu to build our online presence. We believe that online channels will allow us to provide real-time nutrition and healthcare consultation services as well as increase customer engagement and retention. Starting from the second half of 2020, we have launched our “nutrition consulting” support services using a major social media software to allow customer groups to receive pre-purchase consultation and after-sales service for products anytime and anywhere.

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

Competition

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading e-commerce companies such as Alibaba (China) which may offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets such as UNI HEALTH (HK stock code: 02211) and ALI HEALTH (HK stock code:0241). We also compete with traditional cash payments and other popular online shopping websites and apps, and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our market include the following:

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

Summary of Financial Information

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

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Revenues	$1,013,141	$3,382,513
Cost of revenue	(596,530)	(2,662,292)
Gross profit	416,611	720,221
Total operating expenses	(887,426)	(631,750)
Total other income	9,554	634
(Loss) income before income taxes	(461,261)	89,105
Income tax expense	(8,215)	(6,346)
Net (loss) income	(469,476)	82,759

Revenue. We generated revenues of $1,013,141 and $3,382,513 for the fiscal years ended December 31, 2020 and 2019. All the major customers are located in the PRC. The significant decreases in the revenue due to the outbreak of COVID-19, we expected the revenue would be increased in the future once an efficacious COVID-19 vaccine emerges.

During the years ended December 31, 2020, and 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2020			December 31, 2020
	Revenues	Percentage of revenues		Accounts receivable
Guangdong Hualian Health Industry Co., Ltd.	$394,158	39%		$-
Huaye Little Elephant Health Industry Co., Ltd.	234,547	23%		-
TOTAL	$628,705	62%	Total	$-

	Year ended December 31, 2019			December 31, 2019
	Revenues	Percentage of revenues		Accounts receivable
Guangdong Hualian Health Industry Co., Ltd.	$1,441,357	43%		$530,196
Guangzhou Hualian Gome Technology Co., Ltd.	1,192,672	35%		-
Shenzhen Tengfengtai Trade Co., Ltd.	565,986	17%		-
TOTAL	$3,200,015	95%	Total	$530,196

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 58.88% for the fiscal year ended December 31, 2020. Cost of revenue as a percentage of net revenue was approximately 78.71% for the fiscal year ended December 31, 2019. The decrease of cost of revenue as a percentage of net revenue is attributable to a decrease in import of product from supplier and manufacturer due to the COVID-19 global pandemic.

During the years ended December 31, 2020 and 2019, the following vendors accounted for 10% or more of our purchases:

	Year ended December 31, 2020			December 31, 2020
Vendor	Purchases	Percentage of purchases		Accounts payable

Zhejiang Hongshiliang Group Tiantai Mountain Wuyao Co., Ltd.	$219,007	37%		$-
Tengfeng (China) Trading Co., Ltd.	71,616	12%		-
Guangzhou Zeli Pharmaceutical Technology Co., Ltd.	61,222	10%		-

Total:	$351,845	59%	Total:	$-

	Year ended December 31, 2019			December 31, 2019
Vendor	Purchases	Percentage of purchases		Accounts payable

Heilongjiang Hengyuan Food Co., Ltd.	$514,856	31%		$-
Guangzhou Meichuntang Medical Technology Co., Ltd.	269,262	16%		-
Guangzhou Fancai Packaging and Printing Co., Ltd.	263,621	16%		-
Guangzhou Zeli Pharmaceutical Technology Co. , Ltd.	262,462	16%		-
Guangzhou Kinton FSMP Co., Ltd.	251,510	15%		-

Total:	$1,561,711	94%	Total:	$-

Gross Profit. We achieved a gross profit of $416,611 and $720,221 for the fiscal years ended December 31, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to the decrease in revenue.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $728,994 and $490,865 for the fiscal years ended December 31, 2020, and 2019, respectively. The increase in G&A is primarily attributable to operation and business model restructuring.

Other Income, net. We incurred net other income of $9,554 for the fiscal year ended December 31, 2020, as compared to a net income of $634 for the fiscal year ended December 31, 2019. Our net other income for the year ended December 31, 2020 consisted of the subsidy funds from Government.

Income Tax Expense. We recorded income tax expense of $8,215 and $6,346 for the fiscal years ended December 31, 2020 and 2019. The increase in our income tax expenses is primarily attributable to our increase in revenues from Hong Kong.

Net (Loss) Income. During the year ended December 31, 2020, we incurred a net loss of $469,476, as compared to a net income $82,759 for the year ended December 31, 2019.The significant decreases due to a significant decrease in the revenue due to the outbreak of COVID-19, and increase in G&A is primarily attributable to operation and business model restructuring.

Liquidity And Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,006,394, inventories of $206,272, and prepayments and other receivables of $121,501.

As of December 31, 2019, we had cash and cash equivalents of $634,492, accounts receivable of $530,196, inventories of $111,617, prepayments and other receivables of $320,818, amount due from a director of $11,744 and operating right-of-use assets of $70,819.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2020	2019
Net cash generated from operating activities	$343,657	$705,972
Net cash used in investing activities	(67,862)	(123,919)
Net cash generated from financing activities	45,862	19,351

Net Cash Generated From Operating Activities.

For the year ended December 31, 2020, net cash generated from operating activities was $343,657, which consisted primarily of the decrease in prepayment and other receivables of $199,317, decrease in accounts receivables of $530,196, increase in accrued liabilities and other payables of $2,316, increase in accounts payables of $7,827, increase in tax payables of $8,219, increase in inventories of $94,655, an increase in lease liabilities of $47, and increase in customer deposit of $13,044.

For the year ended December 31, 2019, net cash generated from operating activities was $705,972, which consisted primarily of the decrease in prepayment and other receivables of $455,091, increase in accounts receivables of $484,998, decrease in accrued liabilities and other payables of $1,120, offset by an decrease in inventories of $789,290, a decrease in lease liabilities of $81,864 and decrease in customer deposit of $177,761.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended December 31, 2020, net cash used in investing activities was $67,862, consisted primarily of purchase of plant and equipment of $75,060, and cash from acquisition of legal acquirer of $7,198.

For the year ended December 31, 2019, net cash used in investing activities was $123,919, consisted primarily of purchase of plant and equipment of $120,622, and purchase of intangible assets of $3,297.

Net Cash Generated From Financing Activities.

For the year ended December 31, 2020, net cash generated from financing activities was $45,862, consisting primarily of advance from a related company of $125,257, and repayment of lease liabilities of $79,395.

For the year ended December 31, 2019, net cash generated from financing activities was $19,351, consisting primarily of advance from a related company.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2020 and 2019, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2020 and 2019 was $487 and $208, respectively.

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

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2020 and 2019.

Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the People’s Republic of China and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

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

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Foods Holdings Ltd

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Foods Holdings Limited (the “Company”) as of December, 31 2020 and 2019 (restated) and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2020 and 2019 (restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 (restated), and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 (restated), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

/s/ HKCM CPA& Co.
Certified Public Accountants

We have served as the Company’s auditor since 2020.

Hong Kong, China

April 13, 2021

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2020	December 31, 2019
		(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,006,394	$634,492
Accounts receivable	-	530,196
Prepayments and other receivables	121,501	320,818
Inventories	206,272	111,617
Amount due from a director	-	11,744
Right-of-use assets	-	70,819
Total Current Assets	1,334,167	1,679,686

Non-Current Assets
Plant and equipment	193,621	181,309
Intangible assets	4,353	4,564
Total Non-Current Assets	197,974	185,873

TOTAL ASSETS	$1,532,141	$1,865,559

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,827	$-
Accrued liabilities and other payables	2,316	-
Customer deposits	409,924	389,922
Lease liabilities	-	75,304
Amount due to a director	68,953	-
Amount due to a related company	199,964	3,038
Tax payable	8,319	-
Total Liabilities	697,303	468,264

Commitment and contingents	-	-

Shareholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 15,000,000 shares issued and outstanding as of December 31, 2020 and 2019 respectively	2,025	1,500
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income (loss)	5,244	(54,001)
(Accumulated deficit) retained earnings	(462,786)	159,441
Total Shareholders’ Equity	834,838	1,397,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,532,141	$1,865,559

The accompanying notes are an integral part of these consolidated financial statements

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2020	2019
		(Restated)
Revenue, net	$1,013,141	$3,382,513

Cost of revenue	(596,530)	(2,662,292)

Gross profit	416,611	720,221

Operating expenses
Selling and distribution expenses	158,432	140,885
General and administrative expenses	728,994	490,865
Total operating expenses	887,426	631,750

(Loss) income from operation	(470,815)	88,471

Other income:
Interest income	2,602	379
Sundry income	6,952	255
Total other income	9,554	634

(Loss) income before income tax	(461,261)	89,105

Income tax expenses	(8,215)	(6,346)

NET (LOSS) INCOME	$(469,476)	$82,759

Other comprehensive loss
Foreign currency adjustment gain (loss)	59,245	(16,680)

Comprehensive (loss) income	$(410,231)	$66,079

Net (loss) income per common share
Basic and diluted	$(0.03)	$0.01

Weighted average number of common share
Basic and diluted	17,525,701	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit)	(loss) income	equity
Balances at December 31, 2018 (restated)	15,000,000	$1,500	$1,290,355	$76,682	$(37,321)	$1,331,216

Foreign currency translation adjustment	-	-	-		(16,680)	(16,680)

Net income for the year	-	-	-	82,759	-	82,759

Balances at December 31, 2019	15,000,000	$1,500	$1,290,355	$159,441	$(54,001)	$1,397,295

Foreign currency translation adjustment	-	-	-	-	59,245	59,245

Shares issued for acquisition of legal acquirer	5,252,309	525	-	(152,751)	-	(152,226)

Net loss for the year	-	-	-	(469,476)	-	(469,476)

Balances at December 31, 2020	20,252,309	$2,025	$1,290,355	$(462,786)	$5,244	$834,838

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Cash flow from operating activities:
Net (loss) income	$(469,476)	$82,759
Adjustments to reconcile net (loss) income to net cash generated from operating activities
Depreciation	71,472	38,018
Amortization	487	208
Non-cash lease expense	74,863	86,349
	(322,654)	207,334
Change in operating assets and liabilities:
Accounts receivable	530,196	(484,998)
Prepayments and other receivables	199,317	455,091
Inventories	(94,655)	789,290
Accounts payable	7,827	-
Accrued liabilities and other payables	2,316	(1,120)
Customer deposits	13,044	(177,761)
Tax payable	8,219	-
Lease liabilities	47	(81,864)
Net cash generated from operating activities	343,657	705,972

Cash flow from investing activities
Purchase of plant and equipment	(75,060)	(120,622)
Cash from acquisition of legal acquirer	7,198	-
Purchase of intangible assets	-	(3,297)

Net cash used in investing activities	(67,862)	(123,919)

Cash flow from financing activities:
Repayment of lease liabilities	(79,395)	-
Advance from a related company	125,257	19,351
Net cash generated from financing activities	45,862	19,351

Foreign currency translation adjustment	50,245	(17,352)

Net change in cash and cash equivalents	371,902	584,052

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	634,492	50,440

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,006,394	$634,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$6,346

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Notes to Consolidated Financial Statements

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock. After the Merger, HY (HK) Financial Investments Co., Ltd. owned 5,001,000 shares of common stock of the Company.

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

Because the Company is a shell company, ECGL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, ECGL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of ECGL, and the Company’s assets, liabilities and results of operations will be consolidated with ECGL beginning on the acquisition date. ECGL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (ECGL). After completion of the Share Exchange Transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal.

The following table depicts the identity of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares of HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB8,300,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2020 and 2019, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2020 and 2019 was $487 and $208, respectively.

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

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2020 and 2019.

Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the People’s Republic of China and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2020 and 2019.

Years ended December 31, 2020 and 2019

	2020	2019
Year-end HK$:US$ exchange rate	0.12899	0.12842
Annual average HK$:US$ exchange rate	0.12893	0.12764
Year-end RMB:US$ exchange rate	0.15307	0.14354
Annual average RMB:US$ exchange rate	0.14503	0.14478

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

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

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3: PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2020	December 31, 2019

Prepayments	$7,712	$13,704
Purchase deposits	-	273,018
Other deposits	119	23,421
Other receivables	113,670	10,675
	$121,501	$320,818

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 4: INVENTORIES

Inventories consisted of the following:

	December 31, 2020	December 31, 2019

Packing materials	$21,527	$67,001
Finished goods	184,745	44,616
	$206,272	$111,617

For the years ended December 31, 2020 and 2019, no allowance for obsolete inventories was recorded by the Company.

NOTE 5: LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 2.5 year, through December 31, 2020.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2020	December 31, 2019

Right-of-use assets	$-	$70,819

The lease liability – right of use is as follows:

	December 31, 2020	December 31, 2019

Current portion	$-	$75,304
Non-current portion	-	-

Total	$-	$75,304

As of December 31, 2020, the Company has a new lease agreement leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 5.25 years effective from January 1, 2021.

NOTE 6: PLANT AND EQUIPMENT

	December 31, 2020	December 31, 2019

Motor vehicle	$311,343	$241,289
Furniture, fixture and equipment	15,465	10,445
Foreign translation difference, net	10,471	(5,846)
	337,279	245,888

Less: accumulated depreciation	(137,546)	(66,147)
Foreign translation difference, net	(6,112)	1,568
Plant and equipment, net	$193,621	$181,309

Depreciation expense for the years ended December 31, 2020 and 2019 were $71,472 and $38,018, respectively.

NOTE 7: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customer, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds.

As of December 31, 2020 and 2019, the deposit received from customers was $409,924 and $389,922, respectively.

NOTE 8: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of December 31, 2020, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

As of December 31, 2019, the amounts represented temporary advances made to the Company’s director, which were unsecured, interest-free and repayable on demand.

NOTE 9: SHAREHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized, subject to limitations prescribed by Delaware law, to issue up to 100,000,000 shares of common stock with a nominal par value of $0.0001.

Dividend Rights

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that our board of directors may determine.

Voting Rights

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Under our Certificate of Incorporation, stockholders do not have the right to cumulate votes for the election of directors.

No Preemptive or Similar Rights

Our common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.

Right to Receive Liquidation Distributions

Upon our dissolution, liquidation or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our common stock, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”), and the shareholders of ECGL. Pursuant to the Share Exchange Agreement, we purchased Fifty Thousand (50,000) shares of ECGL (the “ECGL Shares”), representing all of the issued and outstanding shares of common stock of ECGL. As consideration, the Company agreed to issue to the shareholders of ECGL Fifteen Million (15,000,000) shares of its common stock, at a value of US $0.32 per share, for an aggregate value of $4,800,000.

As of December 31, 2020, a total of 20,252,309 outstanding shares of common stock were issued.

Preferred Stock

The Company is not currently authorized to issue shares of preferred stock. The Certificate of Incorporation however, allows the board of directors to authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock in the event that shares of preferred stock are authorized in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of our company and may adversely affect the market price of our common stock and the voting and other rights of the holders of common stock. The Company has no current plans to issue any shares of preferred stock.

NOTE 10: NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Net (loss) income attributable to common shareholders	$(469,476)	$82,759

Weighted average common shares outstanding – Basic and diluted	17,525,701	15,000,000

Net (loss) income per share – Basic and diluted	$(0.03)	$0.01

NOTE 11: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2020	2019

Current tax	$8,215	$6,346
Deferred tax	-	-
Income tax expense	$8,215	$6,346

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

CFOO is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2020, the operation in the United States incurred $149,783 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Income (loss) before income taxes	$170,555	$(3,032)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	14,070	(250)
Tax adjustments	(3,277)	-
Tax concession	(2,578)	-
Net operating loss	-	250
Income tax expense	$8,215	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

(Loss) income before income taxes	$(482,014)	$92,128
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(120,503)	23,032
Tax deduction	-	(16,686)
Net operating loss	120,503	-
Income tax expense	$-	$6,346

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards
- United States	$31,454	$-
- Hong Kong	-	-
- PRC	120,503	-
	151,957	-
Less: valuation allowance	(151,957)	-
Deferred tax assets, net	$-	$-

NOTE 12: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2020 and 2019, $12,284 and $23,221 contributions were made accordingly.

NOTE 13: RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2020, the Company owed the balance of $68,953 and $199,964 to its director and a related company, respectively.

As of December 31, 2019, the director owed the balance of $11,744 to the Company and the Company owed the balance of $3,038 to a related company.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

The Company purchased motor vehicles from a related company at the carrying value of $58,296 for the year ended December 31, 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 14: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2020 and 2019, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$394,158	39%		$-
Customer B	234,547	23%		-

Total:	$628,705	62%	Total:	$-

	Year ended December 31, 2019			December 31, 2019
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$1,441,357	43%		$530,196
Customer C	1,192,672	35%		-
Customer D	565,986	17%		-

Total:	$3,200,015	95%	Total:	$530,196

All of the Company’s customers are located in the People’s Republic of China.

(b) Major vendors

For the years ended December 31, 2020 and 2019, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2020			December 31, 2020
Vendor	Purchases	Percentage of purchases		Accounts payable

Vendor A	$219,007	37%		$-
Vendor B	71,616	12%		-
Vendor C	61,222	10%		-

Total:	$351,845	59%	Total:	$-

	Year ended December 31, 2019			December 31, 2019
Vendor	Purchases	Percentage of purchases		Accounts payable

Vendor D	$514,856	31%		$-
Vendor E	269,262	16%		-
Vendor F	263,621	16%		-
Vendor C	262,462	16%		-
Vendor G	251,510	15%		-

Total:	$1,561,711	94%	Total:	$-

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

NOTE 15: COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and 2019, the Company has no material commitments or contingencies.

NOTE 16: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of segregation of duties could result in inadequate implementation and review financial reporting control procedures. Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2020, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Kong Xiao Jun	46	Chief Executive Officer, Chief Financial Officer and Director

Liu Yang	33	Director

Cheng Ni Hu	30	Director

Yunsi Liu	31	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 46, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Yunsi Liu, age 31, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

Liu Yang, age 33, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education. Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Cheng Ni Hu, age 30, was appointed to serve as our director in July 9, 2020. She currently serves as the Marketing director of KangHuaGuoYao (GuangDong) Tech Pty. Ltd. for formulating the company’s strategy in marketing, branding and producing, and has served in that role since December 2018. From 2016 to 2018, she served as restore and relocate project manager in North Sydney Railway. Ms. Hu graduated from the University of Sydney with a Bachelor degrees in Commerce and Combined Commerce (Marketing) and Public Affair from Southern California University. Ms. Hu brings to the Board her experience in marketing and operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Kong Xiao Jun CEO	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Xiao Jun Kong has served as our Chief Executive Officer, Chief Financial Officer, and director since July 13, 2018.

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2020, and 2019.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal year ended December 31, 2020, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended December 31, 2020, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu (1)	$12,000	–	–	–	–	–	$12,000

(1) Ms. Liu was appointed to her position on our Board of Directors effective January 15, 2019.

* All fees were paid in United States Dollars.

Directors who are residents of China do not receive compensation. Ms. Liu, our director who is a U.S. resident, receives a quarterly retainer in the amount of $2,000 in accordance with the terms of a Director Retainer Agreement effective from January 1, 2020. All directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Xiao Jun Kong (3)	18,951,000	93.57%
Cheng Ni Hu (4)	675,000	3.33%

All executive officers and directors as a group (2 persons)	19,626,000	96.90%

Shareholders Holding In Excess of 5%
HY (HK) Financial Investments Co., Ltd. (3)	5,001,000	24.69%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 9, 2020. Applicable percentage ownership is based on 20,252,309 shares of common stock outstanding as of July 9, 2020, and any shares that such person or persons has the right to acquire within 60 days of July 9, 2020, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by HY (HK) Financial Investments Co., Ltd. Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co., Ltd.
(4)	Ms. Hu was appointed to serve on our board of directors effective July 9, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2020, the Company owed the balance of $68,953 and $199,964 to its director and a related company, respectively. As of December 31, 2019, the director owed the balance of $11,744 to the Company and the Company owed the balance of $3,038 to a related company.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

The Company purchased motor vehicles from a related company at the carrying value of $58,296 for the year ended December 31, 2020.

Indebtedness of Management

During the year ended December 31, 2020, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 13 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $35,900 for 2020 and $22,000 for 2019.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2020 and $0 for 2019.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2020 and $0 for 2019.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $3,000 for 2020 and $300 for 2019.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet:
December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive (Loss) Income:
For the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity:
For the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows:
For the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements:
For the years ended December 31, 2020 and 2019

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

China Foods Holdings Limited

(Registrant)

Dated: April 13, 2021

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

