Form 10-Q
period 2021-03-31
China Foods Holdings Ltd.
filed 2021-05-17
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 15, 2021
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	730,390	1,006,394
Trade receivables	164,682	-
Prepayments and other receivables	113,523	121,501
Inventories	167,150	206,272
Right-of-use assets	314,800	-
Total Current Assets	1,490,545	1,334,167

Non-Current Assets
Plant and equipment	171,709	193,621
Intangible assets	4,208	4,353
Total Non-Current Assets	175,917	197,974

TOTAL ASSETS	1,666,462	1,532,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	7,827
Accrued liabilities and other payables	43,798	2,316
Customer deposits	360,733	409,924
Lease liabilities	55,412	-
Amount due to a director	106,913	68,953
Amount due to a related company	199,964	199,964
Tax payable	6,513	8,319
Total Current Liabilities	773,333	697,303

Non-Current Liabilities
Lease liabilities	261,502	-
Total Non-Current Liabilities	261,502	-

Total Liabilities	1,034,835	697,303

Shareholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 shares issued and outstanding	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	7,100	5,244
Accumulated deficit	(667,853)	(462,786)
Total Shareholders’ Equity	631,627	834,838

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,666,462	1,532,141

The accompanying notes are an integral part of these condensed consolidated financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue, net	$167,643	$35,021

Cost of revenue	(153,684)	(28,235)

Gross profit	13,959	6,786

Operating expenses
Selling and distribution expenses	11,649	3,401
General and administrative expenses	214,176	136,490
Total operating expenses	225,825	139,891

Loss from Operation	(211,866)	(133,105)

Other Income
Interest income	510	557
Sundry income	6,289	1,651
Total other income	6,799	2,208

Loss before income tax	(205,067)	(130,897)

Income tax expenses	-	-

Net loss	$(205,067)	$(130,897)

Other comprehensive loss:
Foreign currency adjustment gain (loss)	1,856	(21,035)

Comprehensive loss	$(203,211)	$(151,932)

Net loss per common share
Basic and diluted*	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	15,000,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2021 (audited)	20,252,309	2,025	1,290,355	(462,786)	5,244	834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	2,025	1,290,355	(667,853)	7,100	631,627

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	earnings	loss	Equity
		$	$	$	$	$

Balances at January 1, 2020 (restated)	15,000,000	1,500	1,290,355	159,441	(54,001)	1,397,295

Net loss for the period	-	-		(130,897)	-	(130,897)

Foreign currency translation adjustment	-	-		-	(21,035)	(21,035)

Balances at March 31, 2020	15,000,000	1,500	1,290,355	28,544	(75,036)	1,245,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(205,067)	$(130,897)
Adjustments to reconcile net loss to net cash (used in) generated from operating activities
Depreciation	21,430	16,126
Amortization	130	120
Non-cash lease expense	19,238	20,523
	(164,269)	(94,128)
Change in operating assets and liabilities:
Accounts receivables	(164,682)	337,006
Prepayments and other receivables	7,978	57,741
Inventories	39,122	(19,265)
Accrued liabilities and other payables	41,482	28,340
Accounts payable	(7,827)	-
Tax payable	(1,806)	-
Customer deposits	(49,191)	(16,188)
Lease liabilities	225	(21,816)
Net cash (used in) generated from operating activities	(298,968)	271,690

Cash flow from investing activities
Addition of plant and equipment	-	(27,088)

Net cash used in investing activities	-	(27,088)

Cash flow from financing activities:
Repayment of lease liabilities	(17,349)	-
Advances from a director	37,960	-
Advances from a related company	-	14
Net cash generated from financing activities	20,611	14

Foreign currency translation adjustment	2,353	(18,090)

Net change in cash and cash equivalents	(276,004)	226,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,006,394	634,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$730,390	$861,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to the Condensed Consolidated Financial Statements

For the Three Months end March 31, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

We conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017 and Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019. Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018, is holding companies without operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The unaudited condensed consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the years are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal.

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares of HK$1 each	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB 8,300,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2021 and December 31, 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 were $21,430 and $16,126, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months ended March 31, 2021 and 2020 were $130 and $120, respectively.

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

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2021 and 2020.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the People’s Republic of China and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the three months ended March 31, 2021 and 2020:

	2021	2020
Period-end HK$:US$ exchange rate	0.12863	0.12899
Period average HK$:US$ exchange rate	0.12891	0.12869
Period-end RMB:US$ exchange rate	0.15248	0.14109
Period average RMB:US$ exchange rate	0.15431	0.14327

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

NOTE 3 - PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2021	December 31, 2020
		(Audited)
Prepayments	$2,343	$7,712
Other deposits	67	119
Supplier deposits	111,113	113,670
	$$113,523	$121,501

Other receivables represented deposit payments made to suppliers for routine procurement, which are interest-free, unsecured and recoverable when the Company received the goods from the suppliers.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
		(Audited)
Packing materials	$12,121	$21,527
Finished goods	155,029	184,745
	$167,150	$206,272

For the three months ended March 31, 2021 and 2020, no allowance for obsolete inventories was recorded by the Company.

NOTE 5 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 5 years, through March 31, 2026.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2021	December 31, 2020
		(Audited)
Right-of-use assets	$314,800	$-

The lease liability – right of use is as follows:

	March 31, 2021	December 31, 2020
		(Audited)
Current portion	55,412	-
Non-current portion	261,502	-

Total	$316,914	$-

For the three months ended March 31, 2021 and 2020, the Company charges its lease expense $19,238 and $20,523, respectively.

NOTE 6 - PLANT AND EQUIPMENT

	March 31, 2021	December 31, 2020
		(Audited)
Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	$15,465	$15,465
Foreign translation adjustment	$9,246	$10,471
	$336,054	$337,279

Less: accumulated depreciation	(158,976)	(137,546)
Foreign translation adjustment	$(5,369)	$(6,112)
Plant and equipment, net	$171,709	$193,621

Depreciation expense for the three months period ended March 31, 2021 and 2020 were $21,430 and $16,126, respectively.

NOTE - 7 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of March 31, 2021 and December 31, 2020, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

As of March 31, 2021 and December 31, 2020, a total of 20,252,309 outstanding shares of common stock were issued.

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

NOTE 9 - INCOME TAXES

The Company is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States of America

CFOO is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020

Loss before income taxes	$(170,229)	$(121,337)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(42,557)	(30,334)
Net operating loss	42,557	30,334
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020

Loss before income taxes	$(31,621)	$(9,560)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(2,608)	(788)
Net operating loss	2,608	788
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$31,905	31,454
- Hong Kong	2,608	-
- PRC	163,060	120,503
	197,573	151,957
Less: valuation allowance	(197,573)	(151,957)
Deferred tax assets, net	$-	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s director advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

NOTE 11 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2020, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 99% of the Company’s revenues amounting to $34,930 with $193,190 of accounts receivable.

For the three months ended March 31, 2021, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 100% of the Company’s revenues amounting to $167,643 with $164,682 of accounts receivable.

All of the Company’s customers are located in the People’s Republic of China.

(b)	Major vendors

For the three months ended March 31, 2021, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $123,742 with $0 of accounts payable.

For the three months ended March 31, 2020, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $48,695 with $0 of accounts payable.

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

NOTE 12 COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

NOTE 13 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017 and Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019. Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018, is holding companies without operations.

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

The Company’s accounting policies are more fully described in Note 1 and 2 of the condensed consolidated financial statements. As discussed in Note 1 and 2, the preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the periods in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

The following table sets forth certain operational data for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue, net	$167,643	$35,021
Cost of revenue	(153,684)	(28,235)
Gross profit	13,959	6,786
Total operating expenses	(225,825)	(139,891)
Total other income	6,799	2,208
Loss before income tax	(205,067)	(130,897)
Income tax expenses	-	-
Net loss	(205,067)	(130,897)

Revenue. For the three months ended March 31, 2021, we generated revenues of $167,643 and for the three months ended March 31, 2020, we generated revenues of $35,021 from our current business operations, respectively. The significant increase is due to acquisition of new subsidiaries. All the major customers are located in the PRC.

Cost of Revenue. For the three months ended March 31, 2021, the cost of revenue was $153,684 and as a percentage of net revenue, approximately 91.67%. Cost of revenue for the three months ended March 31, 2020 was $28,235, and as a percentage of net revenue, approximately 80.62%. The cost of revenue increased due to the acquisition of new subsidiaries primarily as a result of the increase in our business volume.

Net Loss. In the three months ended March 31, 2021, we incurred a net loss of $205,067, compared for the three months ended March 31, 2020. We incurred a net loss of $130,897. The net loss is primarily attributable to the increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $730,390, trade receivables of $164,682, inventories of $167,150, right of use assets of $314,800 and prepayments and other receivables of $113,523.

As of December 31, 2020, we had cash and cash equivalents of $1,006,394, inventories of $206,272, and prepayments and other receivables of $121,501.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(298,968)	$271,690
Net cash used in investing activities	-	(27,088)
Net cash provided by financing activities	20,611	14

Net Cash (Used In) Provided By Operating Activities.

For the three months ended March 31, 2021, net cash used in operating activities was $298,968, which consisted primarily of the increase in accounts receivables of $164,682, decrease in prepayment and other receivables of $7,978, decrease in inventories of $39,122, increase in accrued liabilities and other payables of $41,482, decrease in accounts payable of $7,827, decrease in income tax payable of $1,806, decrease in customers deposit of $49,191, and increase in lease liabilities of $225.

For the three months ended March 31, 2020, net cash provided by operating activities was $271,690, which consisted primarily of the decrease in accounts receivables of $337,006, prepayment and other receivables of $57,741, increase in inventories of $19,265, accrued liabilities and other payables of $28,340, decrease in customers deposit of $16,188, and decrease in lease liabilities of $21,816.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2021, there is no net cash provided by investing activities.

For the three months ended March 31, 2020, net cash used in investing activities was $27,088, consisted primarily of purchase of motor vehicle.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2021 net cash provided by financing activities was $20,611, which consisted primarily of advance from a director of $37,960 and repayment of lease liabilities of $17,349

For the three months ended March 31, 2020, net cash provided by financing activities was $14, consisting primarily of advances from the Company’s related company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2021.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: May 17, 2021	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

