Form 10-Q
period 2021-06-30
China Foods Holdings Ltd.
filed 2021-08-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 16, 2021
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	783,771	1,006,394
Trade receivables	167,223	-
Prepayments and other receivables	130,686	121,501
Inventories	140,861	206,272
Right-of-use assets	507,134	-
Total Current Assets	1,729,675	1,334,167

Non-Current Assets
Plant and equipment	152,373	193,621
Intangible assets	4,143	4,353
Total Non-Current Assets	156,516	197,974

TOTAL ASSETS	1,886,191	1,532,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	7,827
Accrued liabilities and other payables	48,400	2,316
Customer deposits	281,425	409,924
Lease liabilities	163,561	-
Amount due to a director	150,852	68,953
Amount due to a related company	199,964	199,964
Tax payable	15,624	8,319
Total Current Liabilities	859,826	697,303

Non-Current Liabilities
Lease liabilities	348,031	-
Total Non-Current Liabilities	348,031	-

Total Liabilities	1,207,857	697,303

Stockholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 2,052,309 shares issued and outstanding	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	19,137	5,244
Accumulated deficit	(633,183)	(462,786)
Total Shareholders’ Equity	678,334	834,838

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,886,191	1,532,141

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue, net	266,926	101,235	434,569	136,256

Cost of revenue	(59,284)	(40,724)	(212,968)	(68,959)

Gross profit	207,642	60,511	221,601	67,297

Operating expenses
Selling and distribution expenses	2,563	4,889	14,212	8,290
General and administrative expenses	170,800	128,561	384,976	265,051
Total operating expenses	173,363	133,450	399,188	273,341

Income from Operation	34,279	(72,939)	(177,587)	(206,044)

Other Income
Interest income	361	724	871	1,281
Sundry income	30	102	6,319	1,753
Total other income	391	826	7,190	3,034

Income before income tax	34,670	(72,113)	(170,397)	(203,010)

Income tax expenses	-	-	-	-

Net Income (loss)	34,670	(72,113)	(170,397)	(203,010)

Other comprehensive loss
Foreign currency adjustment gain (loss)	12,037	2,581	13,893	(18,454)

Comprehensive Income (loss)	46,707	(69,532)	(156,504)	(221,464)

Net loss per common share
Basic and diluted*	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	15,000,000	20,252,309	15,000,000

*	denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

CHINA FOODS HOLDINGS LTD.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2021	20,252,309	2,025	1,290,355	(462,786)	5,244	834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	2,025	1,290,355	(667,853)	7,100	631,627

Net income for the period	-	-	-	34,670	-	34,670

Foreign currency translation adjustment	-	-	-	-	12,037	12,037

Balance at June 30, 2021	20,252,309	2,025	1,290,355	(633,183)	19,137	678,334

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	earnings	loss	Equity
		$	$	$	$	$

Balances at January 1, 2020 (restated)	15,000,000	1,500	1,290,355	159,441	(54,001)	1,397,295

Net loss for the period	-	-	-	(130,897)	-	(130,897)

Foreign currency translation adjustment	-	-	-	-	(21,035)	(21,035)

Balances at March 31, 2020	15,000,000	1,500	1,290,355	28,544	(75,036)	1,245,363

Net loss for the period	-	-	-	(72,113)	-	(72,113)

Foreign currency translation adjustment	-	-	-	-	2,581	2,581

Balances at June 30, 2020	15,000,000	1,500	1,290,355	(43,569)	(72,455)	1,175,831

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(170,397)	$(203,010)
Adjustments to reconcile net loss to net cash generated from operating activities
Depreciation	42,671	32,709
Amortization	260	240
Non-cash lease expense	7,485	1,694
	(119,981)	(168,367)
Change in operating assets and liabilities:
Accounts receivables	(167,223)	530,196
Prepayments and other receivable	(9,185)	142,239
Inventories	65,411	(161,044)
Accrued liabilities and other payables	46,084	401,903
Accounts payable	(7,827)	-
Tax payable	7,305	583
Customer deposit	(128,499)	(389,922)
Lease liabilities	36,135
Net cash (used in) generated from operating activities	(277,780)	355,588

Cash flows from investing activities
Addition of plant and equipment	-	(27,088)
Net cash used in investing activities	-	(27,088)

Cash flows from financing activities:
Repayment of lease liabilities	(31,721)	-
Advances from a director	81,899	69,384
Net cash generated from financing activities	50,178	69,384

Foreign currency translation adjustment	4,979	(19,921)

Net change in cash and cash equivalents	(222,623)	377,963

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,006,394	634,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$783,771	$10,412,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Six Months ended June 30, 2021

NOTE 1 – NATURE OF OPERATIONS

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

We conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017 and Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019. Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018, is a holding company without operations.

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

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited (1)	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited (1)	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited (1)	The PRC, a limited liability company	Sales of healthcare products	RMB 8,300,000	100%

(1)	Wholly owned subsidiary of CFOO since July 9, 2020.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2021 and December 31, 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months and six months ended June 30, 2021 were $21,241 and $42,671, respectively, and three months and six months ended June 30, 2020 were were $16,583 and $32,709 respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months and six months ended June 30, 2021 were $130 and $260, respectively, and three months and six months ended June 30, 2020 were were $120 and $240, respectively.

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

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for three months and six months ended June 30, 2021 and 2020.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months and six months ended June 30, 2021 and 2020.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2021 and 2020:

	2021	2020
Period-end HK$:US$ exchange rate	0.12878	0.12903
Period average HK$:US$ exchange rate	0.12884	0.12891
Period-end RMB:US$ exchange rate	0.15484	0.14693
Period average RMB:US$ exchange rate	0.15461	0.14301

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

NOTE 3 - PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the following:

	June 30, 2021	December 31, 2020

Prepayments	$817	$7,712
Other deposits	34,139	119
Other receivables	95,729	113,670
	$130,685	$121,501

Other receivable represented deposit payments made to suppliers for daily operation, procurement, which are interest-free, unsecured and received by the Company when corporation with suppliers are terminated.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	June 30, 2021	December 31, 2020

Packing materials	$-	$21,527
Finished goods	140,861	184,745
	$140,861	$206,272

For the period ended June 30, 2021 and 2020, no allowance for obsolete inventories was recorded by the Company.

NOTE 5 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2-5 years, through June 17, 2023 and December 31, 2026.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2021	December 31, 2020

Right-of-use assets	$507,134	$-

The lease liability – right of use is as follows:

	June 30, 2021	December 31, 2020

Current portion	163,561	-
Non-current portion	348,031	-

Total	$511,592	$-

As of June 30, 2021, the operating lease payment of $163,561 will become matured in the next 12 months.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2021	December 31, 2020

Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	$15,465	$15,465
Foreign translation adjustment	$13,437	$10,471
	$340,245	$337,279

Less: accumulated depreciation	(180,217)	(137,546)
Foreign translation adjustment	$(7,655)	$(6,112)
Plant and equipment, net	$152,373	$193,621

Depreciation expense for the three months and six months ended June 30, 2021 were $21,241 and $42,671, respectively, and three months and six months ended June 30, 2020 were were $16,583 and $32,709,  respectively.

NOTE - 7 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of June 30, 2021 and December 31, 2020, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of June 30, 2021 and December 31, 2020, a total of 20,252,309 outstanding shares of common stock were issued.

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

NOTE 9 - INCOME TAXES

The provision for income taxes consisted of the following:

Six months ended June 30
	2021	2020

Current tax	$-	$-
Deferred tax	-	-
Income tax expense	$-	$-

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

Six months ended June 30,
	2021	2020

Loss before income taxes	$(257,606)	$(235,569)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(64,402)	(58,892)
Net operating loss	64,402	58,892
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

Six months ended June 30,
	2021	2020

Loss before income taxes	$103,283	$(31,880)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	8,521	(2,630)
Net operating loss	-	2,630
One-off tax deduction	(8,521)	-
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards
- United States	$34,830	31,454
- Hong Kong	-	-
- PRC	184,905	120,503
	219,735	151,957
Less: valuation allowance	(219,735)	(151,957)
Deferred tax assets, net	$-	$-

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

NOTE 11 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2021 and 2020, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

	Three Months ended June 30, 2021
Customer	Revenues	Percentage of revenues

Customer A	$84,877	32%
Customer B	165,640	62%

Total:	$250,517	94%

	Six Months ended June 30, 2021		June 30,2021
Customer	Revenues	Percentage of revenues	Accounts receivable	Percentage of Accounts Receivable

Customer A	$252,520	58%	164,682	98%
Customer B	165,640	40%

Total:	$418,160	98%	164,682	8%

	Three Months ended June 30, 2020
Customer	Revenues	Percentage of revenues

Customer C	38,026	38%
Customer D	51,564	51

Total:	$89,590	89%

	Six Months ended June 30, 2020		June 30,2020
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer C	$72,956	54%	-
Customer D	51,564	38%	-

Total:	$124,520	92%	-

The Company’s customers are located in the People’s Republic of China and Hong Kong.

(a) Major vendors

For the three and six months ended June 30, 2021, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $69,444 with $0 of accounts payable and amounting to $193,186 with $0 of accounts payable and, respectively.

For the three and six months ended June 30, 2020, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $48,695 with $0 of accounts payable and amounting to $49,695 with $0 of accounts payable and, respectively.

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

(d) Economic and political risk

The Company’s major operations are conducted in the People’s Republic of China. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 12 COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

NOTE 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Revenue, net	$266,926	$101,235
Cost of revenue	(59,284)	(40,724)
Gross profit	207,642	60,511
Total operating expenses	(173,363)	(133,450)
Total other income	391	826
Income (loss) before income tax	34,670	(72,113)
Income tax expenses	-	-
Net income (loss)	34,670	(72,113)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Revenue, net	$434,569	$136,256
Cost of revenue	(212,968)	(68,959)
Gross profit	221,601	67,297
Total operating expenses	(399,188)	(273,341)
Total other income	7,190	3,034
Loss before income tax	(170,397)	(203,010)
Income tax expenses	-	-
Net loss	(170,397)	(203,010)

Revenue. For the three and six months ended June 30, 2021, we generated revenues of $266,926 and $434,569, respectively. For the comparative three and six months ended June 30, 2020, we derived income $101,235 and $136,256, respectively. All the major customers are located in the PRC. The increase in the revenue due to a revenue amounted $165,640 generated in the HK, we expected the revenue would be increased in the future once an efficacious COVID-19 vaccine emerges.

Cost of Revenue. For the three and six months ended June 30, 2021, the cost of revenue was $59,284 and $212,968, respectively, and as a percentage of net revenue, approximately 22% and 49%, respectively. Cost of revenue for the three and six months ended June 30, 2020, was $40,724 and $68,959, respectively, and as a percentage of net revenue, approximately 40% and 51%, respectively. The percentage of gross profit increased due to an increase in the revenue.

Net Loss. For the three and six months ended June 30, 2020, we incurred a net income of $34,670 and a net loss of $170,397, respectively, compared for the three and six months ended June 30, 2020, we incurred a net loss of $72,113 and $203,010, respectively. The increase in the revenue due to a revenue amounted $165,640 generated in the HK

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $783,771, trade receivables of $167,223, inventories of $140,861, right of use assets of $507,134 and prepayments and other receivables of $130,686.

As of December 31, 2020, we had cash and cash equivalents of $1,006,394, inventories of $206,272, and prepayments and other receivables of $121,501.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(277,780)	$355,588
Net cash used in investing activities	-	(27,088)
Net cash provided by financing activities	50,178	69,384

Net Cash Provided By (Used In) Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $277,780, which consisted primarily of the increase in accounts receivables of $167,223, decrease  in prepayment and other receivables of $9,185, decrease in inventories of $65,411, increase in accrued liabilities and other payables of $46,084, decrease in accounts payable of $7,827, decrease  in income tax payable of 7,305, decrease in customers deposit of $128,499, and increase in lease liabilities of $36,135.

For the six months ended June 30, 2020, net cash provided by operating activities was $355,588, which consisted primarily of the decrease in accounts receivables of $530,196, prepayment and other receivables of $142,239, increase in inventories of $161,044 accrued liabilities and other payables of $401,903, decrease in customers deposit of $389,922 and tax payable of $583.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2021, there is no net cash provided by investing activities.

For the six months ended June 30, 2020, net cash used in investing activities was $27,088, consisted primarily of purchase of motor vehicle.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021 net cash provided by financing activities was $50,178,  which consisted primarily of advance from a director of $81,899  and repayment of lease liabilities of $31,721

For the six months ended June 30 2020, net cash provided by financing activities was $69,384, consisting primarily of advances from the Company’s related company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2021.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and six months ended June 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 16, 2021	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

