Form 10-Q
period 2021-09-30
China Foods Holdings Ltd.
filed 2021-11-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 15, 2021
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	656,671	1,006,394
Trade receivables	167,183	-
Prepayments and other receivables	130,193	121,501
Inventories	199,237	206,272
Right-of-use assets	375,567	-
Total Current Assets	1,528,851	1,334,167

Non-Current Assets
Plant and equipment	155,512	193,621
Intangible assets	4,012	4,353
Total Non-Current Assets	159,524	197,974

TOTAL ASSETS	1,688,375	1,532,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	7,827
Accrued liabilities and other payables	50,521	2,316
Customer deposits	275,590	409,924
Lease liabilities	111,714	-
Amount due to a director	181,106	68,953
Amount due to a related company	199,964	199,964
Tax payable	3,261	8,319
Total Current Liabilities	822,156	697,303

Non-Current Liabilities
Lease liabilities	270,835	-
Total Non-Current Liabilities	270,835	-

Total Liabilities	1,092,991	697,303

Stockholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 shares issued and outstanding	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	17,977	5,244
Accumulated deficit	(714,973)	(462,786)
Total Shareholders’ Equity	595,384	834,838

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,688,375	1,532,141

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenue, net	69,726	299,426	504,295	435,682

Cost of revenue	10,462	(285,746)	(202,506)	(354,705)

Gross profit	80,188	13,680	301,789	80,977

Operating expenses
Selling and distribution expenses	148	7,677	14,360	15,967
General and administrative expenses	162,077	157,838	547,053	422,889
Total operating expenses	162,225	165,515	561,413	438,856

Loss from Operation	(82,037)	(151,835)	(259,624)	(357,879)

Other Income
Interest income	5,447	(420)	6,318	1,955
Sundry income	(5,200)	4,474	1,119	5,133
Total other income	247	4,054	7,437	7,088

Income before income tax	(81,790)	(147,781)	(252,187)	(350,791)

Income tax expenses	-	-	-	-

Net loss	(81,790)	(147,781)	(252,187)	(350,791)

Other comprehensive (loss) income
Foreign currency adjustment gain (loss)	(1,160)	40,670	12,733	22,216

Comprehensive loss	(82,950)	(107,111)	(239,454)	(328,575)

Net loss per common share
Basic and diluted*	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common share
Basic and diluted	20,252,309	19,795,586	20,252,309	16,610,197

*	denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2021	20,252,309	2,025	1,290,355	(462,786)	5,244	834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	2,025	1,290,355	(667,853)	7,100	631,627

Net income for the period	-	-	-	34,670	-	34,670

Foreign currency translation adjustment	-	-	-	-	12,037	12,037

Balance at June 30, 2021	20,252,309	2,025	1,290,355	(633,183)	19,137	678,334

Net loss for the period	-	-	-	(81,790)	-	(81,790)

Foreign currency translation adjustment	-	-	-	-	(1,160)	(1,160)

Balance at September 30, 2021	20,252,309	2,025	1,290,355	(714,973)	17,977	595,384

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	earnings	loss	Equity
		$	$	$	$	$

Balances at January 1, 2020 (restated)	15,000,000	1,500	1,290,355	159,441	(54,001)	1,397,295

Net loss for the period	-	-	-	(130,897)	-	(130,897)

Foreign currency translation adjustment	-	-	-	-	(21,035)	(21,035)

Balances at March 31, 2020	15,000,000	1,500	1,290,355	28,544	(75,036)	1,245,363

Net loss for the period	-	-	-	(72,113)	-	(72,113)

Foreign currency translation adjustment	-	-	-	-	2,581	2,581

Balances at June 30, 2020	15,000,000	1,500	1,290,355	(43,569)	(72,455)	1,175,831

Net loss for the period	-	-	-	(147,781)	-	(147,781)

Shares issued for acquisition of legal acquirer	5,252,309	525	-	-	-	525

Foreign currency translation adjustment	-	-	-	-	40,670	40,670

Balances at September 30, 2020	20,252,309	2,025	1,290,355	(191,350)	(31,785)	1,069,245

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(252,187)	$(350,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	66,725	50,731
Amortization	390	360
Non-cash lease expense	11,934	56,068
	(173,138)	(243,632)
Change in operating assets and liabilities:
Accounts receivables	(167,183)	530,196
Prepayments and other receivable	(8,692)	213,152
Inventories	7,035	(171,500)
Accrued liabilities and other payables	48,205	42,247
Accounts payable	(7,827)	-
Tax payable	(5,058)	583
Customer deposit	(134,334)	84,097
Lease liabilities	63,522	(59,445)
Net cash (used in) provided by operating activities	(377,470)	355,588

Cash flows from investing activities
Addition of plant and equipment	(27,358)	(70,063)
Cash from acquisition of legal acquirer	-	7,198
Net cash used in investing activities	(27,358)	(62,865)

Cash flows from financing activities:
Repayment of lease liabilities	(68,481)	-
Repayment to a related company	-	(3,038)
Advances from a director	112,153	6,153
Net cash provided by financing activities	43,672	3,115

Foreign currency translation adjustment	11,433	19,053

Net change in cash and cash equivalents	(349,723)	354,418

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,006,394	634,492

CASH AND CASH EQUIVALENTS, END OF PERIOD	$656,671	$988,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Nine Months ended September 30, 2021

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2021 and December 31, 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Furniture, fixture and equipment	3 years	5%
Motor vehicle	3.33 to 4 years	5%
Leasehold improvement	2 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months and nine months ended September 30, 2021 were $24,054 and $66,725, respectively, and three months and nine months ended September 30, 2020 were $18,022 and $50,731, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months and nine months ended September 30, 2021 were $130 and $390, respectively.

Amortization expense for the three months and nine months ended September 30, 2020 were $120 and $360, respectively.

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

The Company recognizes revenue from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for three months and nine months ended September 30, 2021 and 2020.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months and nine months ended September 30, 2021 and 2020.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended September 30, 2021 and 2020:

	2021	2020
Period-end HK$:US$ exchange rate	0.12843	0.12903
Period average HK$:US$ exchange rate	0.12875	0.12891
Period-end RMB:US$ exchange rate	0.15480	0.14693
Period average RMB:US$ exchange rate	0.15460	0.14301

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

Accounting Standards Adopted

In September 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”). ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after September 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

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

NOTE 3 - PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the following:

	September 30, 2021	December 31, 2020

Prepayments	$817	$7,712
Other deposits	34,018	119
Other receivables	95,358	113,670
	$130,193	$121,501

Other receivables represented deposit payments made to suppliers for daily operation, procurement, which are interest-free, unsecured and received by the Company when corporation with suppliers are terminated.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

	September 30, 2021	December 31, 2020

Packing materials	$-	$21,527
Finished goods	199,237	184,745
	$199,237	$206,272

For the period ended September 30, 2021 and 2020, no allowance for obsolete inventories was recorded by the Company.

NOTE 5 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2-5 years, through September 17, 2023 and December 31, 2026.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2021	December 31, 2020

Right-of-use assets	$375,567	$-

The lease liability – right of use is as follows:

	September 30, 2021	December 31, 2020

Current portion	111,714	-
Non-current portion	270,835	-

Total	$382,549	$-

As of September 30, 2021, the operating lease payment of $119,417 will become matured in the next 12 months.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2021	December 31, 2020

Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	$15,465	$15,465
Leasehold improvement	$27,358	-
Foreign translation adjustment	$13,181	$10,471
	$367,347	$337,279

Less: accumulated depreciation	(204,271)	(137,546)
Foreign translation adjustment	$(7,564)	$(6,112)
Plant and equipment, net	$155,512	$193,621

Depreciation expense for the three months and nine months ended September 30, 2021 were $24,054 and $66,725, respectively.

Depreciation expense for the three months and nine months ended September 30, 2020 were $18,022 and $50,731, respectively.

NOTE - 7 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of September 30, 2021 and December 31, 2020, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of September 30, 2021 and December 31, 2020, a total of 20,252,309 outstanding shares of common stock were issued.

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

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(357,648)	$(359,427)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(89,412)	(89,856)
Net operating loss	89,412	89,856
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$151,621	$11,260
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	12,508	928
Tax adjustments	-	(3,626)
Net operating loss	(12,508)	2,698
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards
- United States	$35,025	31,454
- Hong Kong	-	-
- PRC	209,915	120,503
	244,940	151,957
Less: valuation allowance	(244,940)	(151,957)
Deferred tax assets, net	$-	$-

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

For the three and nine months ended September 30, 2021 and 2020, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

	Three Months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer C	$64,373	91%	-

Total:	$64,373	91%	-

	Nine Months ended September 30, 2021			September 30,2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer C	$229,887	45%		-
Customer D	99,239	10%		167,183
Customer E	147,802	29%		-

Total:	$476,928	94%	Total:	167,183

	Three Months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer B	$211,034	71%	-
Customer A	87,880	29%	-

Total:	$298,914	100%	-

	Nine Months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer B	$211,034	71%	-
Customer A	87,880	29%	-

Total:	$298,914	100%	-

The Company’s customers are located in the People’s Republic of China and Hong Kong.

(a)	Major vendors

For the three and nine months ended September 30, 2021 and 2020, the vendor who accounts for 10% or more of the Company’s purchases as at period-end dates, are presented as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
Customer	Purchases	Percentage of revenues	Customer	Purchases	Percentage of revenues

Vendor B	1,966	92%	Vendor B	195,152	100%

Total:	$1,966	92%	Total:	$195,152	100%

	Three months ended September 30, 2020			Nine months ended September 30, 2020
Customer	Purchases	Percentage of revenues	Customer	Purchases	Percentage of revenues

Vendor A	$183,346	55%	Vendor A	$-	-%
Vendor C	68,219	20%	Vendor C	68,219	72%
Vendor D	55,774	17%	Vendor D	-	-%

Total:	$307,339	92%	Total:	$68,219	72%

For the three and nine months ended September 30, 2021, the Company has $0 of accounts payable.

For the three and nine months ended September 30, 2020, the Company has $0 of accounts payable.

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

NOTE 12 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE 13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. The Act provides a safe harbor for forward-looking statements made by or on behalf of our Company. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements. Our Company and our representatives may from time to time make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Competition

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading e-commerce companies such as Alibaba (China) which may offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets such as UNI HEALTH (HK stock code: 02211) and ALI HEALTH (HK stock code: 0241). We also compete with traditional cash payments and other popular online shopping websites and apps, and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our market include the following:

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

Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have been significantly impacted by COVID-19 global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. China and many other countries have issued policies intended to stop or slow the further spread of the COVID-19 virus.

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

The following table sets forth certain operational data for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Revenue, net	$69,726	$299,426
Cost of revenue	10,462	(285,746)
Gross profit	80,188	13,680
Total operating expenses	(162,225)	(165,515)
Total other income	247	4,054
Loss before income tax	(81,790)	(147,781)
Income tax expenses	-	-
Net loss	(81,790)	(147,781)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenue, net	$504,295	$435,682
Cost of revenue	(202,506)	(354,705)
Gross profit	301,789	80,977
Total operating expenses	(561,413)	(438,856)
Total other income	7,437	7,088
Loss before income tax	(252,187)	(350,791)
Income tax expenses	-	-
Net loss	(252,187)	(350,791)

Revenue. For the three and nine months ended September 30, 2021, we generated revenues of $69,726 and $504,295, respectively. For the comparative three and nine months ended September 30, 2020, we derived income $299,426 and $435,682, respectively. All the major customers are located in the HK and PRC. The increase in the revenue due to a revenue generated in the Hong Kong, we expected the revenue would be increased in the future once an efficacious COVID-19 vaccine emerges.

Cost of Revenue. For the three and nine months ended September 30, 2021, the cost of revenue was ($10,462) and $202,506, respectively, and as a percentage of net revenue, approximately -15% and 40%, respectively. Cost of revenue for the three and nine months ended September 30, 2020, was $285,746 and $354,705, respectively, and as a percentage of net revenue, approximately 95% and 81%, respectively. The percentage of gross profit increased due to an increase in the revenue generated in Hong Kong.

Net Loss. For the three and nine months ended September 30, 2021, we incurred a net loss of $81,790 and a net loss of $252,187, respectively, compared for the three and nine months ended September 30, 2020, we incurred a net loss of $147,781 and $350,791, respectively. The decrease in net loss due to more revenue generated in the Hong Kong and decrease in the cost of revenue in the Mainland.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $656,671, trade receivables of $167,183, inventories of $199,237, right of use assets of $375,567 and prepayments and other receivables of $130,193.

As of December 31, 2020, we had cash and cash equivalents of $1,006,394, inventories of $206,272, and prepayments and other receivables of $121,501.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(377,470)	$355,588
Net cash used in investing activities	(27,358)	(62,865)
Net cash provided by financing activities	43,672	3,115

Net Cash (Used In) Provided By Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $377,470, which consisted primarily of the increase in accounts receivables of $167,183, increase in prepayment and other receivables of $8,692, decrease in inventories of $7,035, increase in accrued liabilities and other payables of $48,205, decrease in accounts payable of $7,827, decrease in income tax payable of 5,058, decrease in customers deposit of $134,334, and increase in lease liabilities of $63,522.

For the nine months ended September 30, 2020, net cash provided by operating activities was $358,588, which consisted primarily of a decrease in accounts receivables of $530,196, a decrease in prepayment and other receivables of $213,152, an increase in inventories of $171,500, an increase in customer deposits of 84,097, an increase in accrued liabilities and other payables of $42,247 and a decrease in lease liabilities of $59,445.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021, net cash used in investing activities was $27,358, consisted primarily of addition of leasehold improvement.

For the nine months ended September 30, 2020, net cash used in investing activities was $62,865, consisted primarily of purchase of motor vehicle of $70,063 and cash from acquisition of legal acquirer of $7,198.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021 net cash provided by financing activities was $43,672, which consisted primarily of advance from a director of $112,153 and repayment of lease liabilities of $68,481

For the nine months ended September 30, 2020, net cash provided by financing activities was $3,114, consisting of advance from a director of $6,153 and repayment to a related company of $3,038.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended September 30, 2021.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and nine months ended September 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: November 16, 2021
	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

