Form 10-K
period 2021-12-31
China Foods Holdings Ltd.
filed 2022-04-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32522

China Foods Holdings Ltd.

(Exact name of registrant as specified in its charter)

Delaware	84-1735478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 2301A, China Resources Building, 26 Harbour Road, Wanchai, Hong Kong	0000
(Address of Principal Executive Offices)	(Zip Code)

(852) 3618-8608

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class “A” Voting Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of March 31, 2022 the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

The Merger was effective on March 13, 2019.

On December 11, 2019, the Board of Directors approved a change to its fiscal year-end from September 30 to December 31. As a result of this change, the fiscal year is a 3 months transition period beginning October 1, 2019 through December 31, 2020. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 3-month period. Corresponding results for the years ended September 30, 2019 and 2018 are both for 12-month periods.

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

Effective July 9, 2020, we consummated the acquisition of ECGL, and its wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017. Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, is a holding company without operations.

Our Products

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

Due to the impact of the COVID-19 pandemic in the healthcare industry, we have also offered a new line of high-end wine products in our online and offline sales platform, to diversify the market demand and customer needs.

Our services

We also extend our service scope to provide the personalized health consulting services to our clients, as well as consultancy services such as tailor-made natural food supplement solutions.

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

ITEM 2. PROPERTIES

The Company’s operating office is located at No. 11, Qingbo Road, Ersha Island, Yuexiu District, Guangzhuou, China, and is comprised of 250 square meters. The Company entered a new lease. According to the new lease, we are obligated to pay a quarterly rent of RMB118,026 (approximately US$18,100) during the term, to be expired on March 31, 2026.

The Company also entered a lease of corporate office located at Room 2301A, China Resources Building, 26 Harbour Raod, Wanchai, Hong Kong with a monthly rent of HK$36,603 (approximately US$4,700). The lease will be expired on March 16, 2023.

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

Quarter Ended	High Bid	Low Bid
December 2021	$2.50	$2.50
September 2021	$2.50	$2.50
June 2021	$2.00	$1.35
March 2021	$1.50	$1.50

December 2020	$1.25	$1.25
September 2020	$1.25	$1.25
June 2020	$1.25	$1.25
March 2020	$1.25	$1.25

Holders

At March 30, 2022, the Company had approximately 227 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2021 and 2020.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2021.

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

Plan of Operation

We are a health company that develops, markets, promotes and distributes a variety of customized health care products and services, including supplements, healthy snacks, meal replacements, and nutritional consultation services to consumers in China. We work with certain licensed healthcare food factories to develop and manufacture products and services that are distributed conventionally through sales agents and also through a network of e-commerce and social media platforms.

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

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues	$361,116	$1,013,141
Cost of revenue	(121,690)	(596,530)
Gross profit	239,426	416,611
Total operating expenses	(695,856)	(887,426)
Total other income	7,692	9,554
Loss before income taxes	(448,738)	(461,261)
Income tax expense	(6,671)	(8,215)
Net loss	(455,409)	(469,476)

Revenue. We generated revenues of $361,116 and $1,013,141 for the fiscal years ended December 31, 2021 and 2020. All the major customers are located in the PRC and Hong Kong. The significant decreases in the revenue due to the outbreak of COVID-19, we expected the revenue would be increased in the future once an efficacious COVID-19 vaccine emerges.

During the years ended December 31, 2021, and 2020, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides wine products to the customers.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$216,850	$–	$216,850
Sale of healthcare products	39,996	–	39,996
Sale of wine products	–	104,270	104,270
Total revenue	256,846	104,270	361,116

Cost of sales:
Consulting service income	(31,315)	-	(31,315)
Sale of healthcare products	(32,064)	-	(32,064)
Sale of wine products	-	(58,311)	(58,311)
Total cost of revenue	(63,379)	(58,311)	(121,690)

Gross profit	193,467	45,959	239,426

Operating Expenses
Selling and distribution	-	(5,076)	(5,076)
General and administrative	(690,780)	-	(690,780)
Total operating expenses	(690,780)	(5,076)	(695,856)

Segment (loss) income	$(497,313)	$40,883	$(456,430)

	Year Ended December 31, 2020
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$221,041	$–	$221,041
Sale of healthcare products	564,814	–	564,814
Sale of wine products	-	227,286	227,286
Total revenue	785,855	227,286	1,013,141

Cost of sales:
Consulting service income	–	–	–
Sale of healthcare products	(395,392)	–	(395,392)
Sale of wine products	–	(201,138)	(201,138)
Total cost of revenue	(395,392)	(201,138)	(596,530)

Gross profit	390,463	26,148	416,611

Operating Expenses
Selling and distribution	–	(158,432)	(158,432)
General and administrative	(728,994)	–	(728,994)
Total operating expenses	(728,994)	(158,432)	(887,426)

Segment (loss) income	$(338,531)	$(132,284)	$(470,815)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2021	2020

Hong Kong	$216,851	$221,041
China	144,265	792,100

	$361,116	$1,013,141

During the years ended December 31, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2021			December 31, 2021
	Revenues	Percentage of revenues		Accounts receivable
Simmax Supply Chian Limited	$165,391	46%		$-
Guangzhou Dexin Huamao Trading Co., Ltd.	103,072	29%		-
Tang Fung Limited	51,460	14%		-
TOTAL	$319,923	89%	Total	$-

	Year ended December 31, 2020			December 31, 2020
	Revenues	Percentage of revenues		Accounts receivable
Guangdong Hualian Health Industry Co., Ltd.	$394,158	39%		$-
Huaye Little Elephant Health Industry Co., Ltd.	234,547	23%		-
TOTAL	$628,705	62%	Total	$-

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 33.70% for the fiscal year ended December 31, 2021. Cost of revenue as a percentage of net revenue was approximately 58.88% for the fiscal year ended December 31, 2020. The decrease of cost of revenue as a percentage of net revenue is attributable to a decrease in import of product from supplier and manufacturer due to the COVID-19 global pandemic.

During the years ended December 31, 2021 and 2020, the following vendors accounted for 10% or more of our purchases:

	Year ended December 31, 2021			December 31, 2021
Vendor	Purchases	Percentage of purchases		Accounts payable
Guangzhou Jingdong Trading Co., Ltd.	$195,152	99%	Total:	$-

	Year ended December 31, 2020			December 31, 2020
Vendor	Purchases	Percentage of purchases		Accounts payable

Zhejiang Hongshiliang Group Tiantai Mountain Wuyao Co., Ltd.	$219,007	37%		$-
Tengfeng (China) Trading Co., Ltd.	71,616	12%		-
Guangzhou Zeli Pharmaceutical Technology Co., Ltd.	61,222	10%		-

Total:	$351,845	59%	Total:	$-

Gross Profit. We achieved a gross profit of $239,426 and $416,611 for the fiscal years ended December 31, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in revenue.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $690,780 and $728,994 for the fiscal years ended December 31, 2021, and 2020, respectively.

Other Income, net. We incurred net other income of $7,692 for the fiscal year ended December 31, 2021, as compared to a net other income of $9,554 for the fiscal year ended December 31, 2020. Our net other income for the year ended December 31, 2020 consisted of the subsidy funds from Government.

Income Tax Expense. We recorded income tax expense of $6,671 and $8,215 for the fiscal years ended December 31, 2021 and 2020.

Net Loss. During the year ended December 31, 2021, we incurred a net loss of $445,409, as compared to a net income $469,476 for the year ended December 31, 2020. The significant decreases due to a decrease in the revenue, cost of revenue and selling and distribution expenses due to the outbreak of COVID-19.

Liquidity And Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $609,434, inventories of $327,551 operating right of use assets of $350,563, tax recoverable of $8,910 and prepayments and other receivables of $139,254.

As of December 31, 2020, we had cash and cash equivalents of $1,006,394, inventories of $206,272, and prepayments and other receivables of $121,501.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(438,620)	$343,657
Net cash used in investing activities	(27,358)	(67,862)
Net cash provided by financing activities	50,319	45,862

Net Cash (Used In) Generated from Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $438,620 which consisted primarily of the increase in accrued liabilities and other payables of $48,884, increase in prepayment and other receivables of $17,753, decrease in accounts payables of $7,827, decrease in tax payables of $17,229, increase in inventories of $121,279, and decrease in customer deposit of $69,141.

For the year ended December 31, 2020, net cash provided by operating activities was $343,657, which consisted primarily of the decrease in prepayment and other receivables of $199,317, decrease in accounts receivables of $530,196, increase in accrued liabilities and other payables of $2,316, increase in accounts payables of $7,827, increase in tax payables of $8,219, increase in inventories of $94,655, increase in lease liabilities of $47, and increase in customer deposit of $13,044.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended December 31, 2021, net cash used in investing activities was $27,358, consisted primarily of leasehold improvement.

For the year ended December 31, 2020, net cash used in investing activities was $67,862, consisted primarily of purchase of plant and equipment of $75,060, and cash from acquisition of legal acquirer of $7,198.

Net Cash Generated From Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $50,319, consisting primarily of advance from a related company of $150,508 and repayment of lease liabilities of $100,189.

For the year ended December 31, 2020, net cash provided by financing activities was $45,862, consisting primarily of repayment to a related company of $3,038, advance from a director 128,295 and repayment of lease liabilities of $79,395.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of December 31, 2021, we had an accumulated deficit of $918,195. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to a related company	199,964	199,964	–	–	–
Amount due to a director	219,461	219,461	–	–	–
Operating lease obligations	360,154	114,132	246,022
Accrued liabilities and other payables	51,200	51,200	–	–	–
Customer deposits	340,783	340,783
			–	–	–
Total obligations	1,171,562	925,540	246,022	–	–

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

●	revenue recognition,
●	asset impairments, including goodwill and other indefinite-lived intangible assets;
●	sales returns and allowances;
●	inventory;
●	estimated lives for tangible and intangible assets;
●	income tax valuation allowances; and

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in one reportable operating segment in Hong Kong and China.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2021 and 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Currently, the Company operates two business segments.

Healthcare Business mainly provides health consulting advisory services and healthcare and wellness products to the customers.

Revenue is earned from the rendering of health consulting advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded product sales returns $148,208 and $0 for the years ended December 31, 2021 and 2020, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

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

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Foods Holdings Ltd

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Foods Holdings Limited (the “Company”) as of December, 31 2021 and 2020 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements; and (ii) involved our especially challenging, subjective, or complex judgements.

/s/ HKCM CPA& Co.
Certified Public Accountants

We have served as the Company’s auditor since 2020.

Hong Kong, China

April 15, 2022

PCAOB ID : 3299

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	609,434	1,006,394
Prepayments and other receivables	139,254	121,501
Inventories	327,551	206,272
Tax recoverable	8,910	-
Right-of-use assets	350,563	-
Total Current Assets	1,435,712	1,334,167

Non-Current Assets
Plant and equipment	132,604	193,621
Intangible assets	3,947	4,353
Total Non-Current Assets	136,551	197,974

TOTAL ASSETS	1,572,263	1,532,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	7,827
Accrued liabilities and other payables	51,200	2,316
Customer deposits	340,783	409,924
Lease liabilities	114,132	-
Amount due to a director	219,461	68,953
Amount due to a related company	199,964	199,964
Tax payable	-	8,319
Total Current-Liabilities	925,540	697,303

Non-Current Liabilities
Lease liabilities – non-current portion	246,022	-

Commitment and contingents	-	-

Shareholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of December 31, 2021 and 2020 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	26,516	5,244
Accumulated deficit	(918,195)	(462,786)
Total Shareholders’ Equity	400,701	834,838

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,572,263	1,532,141

The accompanying notes are an integral part of these consolidated financial statements

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020

Revenue, net	$361,116	$1,013,141

Cost of revenue	(121,690)	(596,530)

Gross profit	239,426	416,611

Operating expenses
Selling and distribution expenses	5,076	158,432
General and administrative expenses	690,780	728,994
Total operating expenses	695,856	887,426

Loss from operation	(456,430)	(470,815)

Other income:
Interest income	1,277	2,602
Sundry income	6,415	6,952
Total other income	7,692	9,554

Loss before income tax	(448,738)	(461,261)

Income tax expenses	(6,671)	(8,215)

NET LOSS	$(455,409)	$(469,476)

Other comprehensive loss
Foreign currency adjustment gain	21,272	59,245

Comprehensive loss	$(434,137)	$(410,231)

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)

Weighted average number of common share
Basic and diluted	20,252,309	17,525,701

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit)	(loss) income	equity
Balances at January 1, 2020	15,000,000	1,500	1,290,355	159,441	(54,001)	1,397,295

Foreign currency translation adjustment	-	-	-	-	59,245	59,245

Shares issued for acquisition of legal acquirer	5,252,309	525	-	(152,751)	-	(152,226)

Net loss for the year	-	-	-	(469,476)	-	(469,476)

Balances at December 31, 2020	20,252,309	2,025	1,290,355	(462,786)	5,244	834,838

Foreign currency translation adjustment	-	-	-	-	21,272	21,272

Net loss for the year	-	-	-	(455,409)	-	(455,409)

Balances at December 31, 2021	20,252,309	2,025	1,290,355	(918,195)	26,516	400,701

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(455,409)	$(469,476)
Adjustments to reconcile net loss to net cash (used in) generated from operating activities
Depreciation	90,961	71,472
Amortization	521	487
Non-cash lease expense	109,652	74,863
	(254,275)	(322,654)
Change in operating assets and liabilities:
Accounts receivable	-	530,196
Prepayments and other receivables	(17,753)	199,317
Inventories	(121,279)	(94,655)
Accounts payable	(7,827)	7,827
Accrued liabilities and other payables	48,884	2,316
Customer deposits	(69,141)	13,044
Tax payable	(17,229)	8,219
Lease liabilities	-	47
Net cash (used in) generated from operating activities	(438,620)	343,657

Cash flow from investing activities
Purchase of plant and equipment	(27,358)	(75,060)
Cash from acquisition of legal acquirer	-	7,198

Net cash used in investing activities	(27,358)	(67,862)

Cash flow from financing activities:
Payment of lease liabilities	(100,189)	(79,395)
Advance from (repayment to) a related company	150,508	(3,038)
Advance from a director	-	128,295
Net cash generated from financing activities	50,319	45,862

Foreign currency translation adjustment	18,699	50,245

Net change in cash and cash equivalents	(396,960)	371,902

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,006,394	634,492

CASH AND CASH EQUIVALENTS, END OF YEAR	$609,434	$1,006,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Notes to Consolidated Financial Statements

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

China Foods Holdings Ltd. (the “Company” or “CFOO”) was incorporated in Delaware on January 10, 2019. The Company currently engages in the sale of healthcare product and rendering of consulting service in Hong Kong and China.

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

The following table depicts the description of the Company’s subsidiaries :

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant areas for which management uses estimates include:

●	revenue recognition,
●	asset impairments, including goodwill and other indefinite-lived intangible assets;
●	sales returns and allowances;
●	inventory;
●	estimated lives for tangible and intangible assets;
●	income tax valuation allowances; and

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in one reportable operating segment in Hong Kong and China.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2021 and 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2021 and 2020 was $521 and $487, respectively.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, as well as intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

Currently, the Company operates two business segments.

Healthcare Business mainly provides health consulting advisory services and healthcare and wellness products to the customers.

Revenue is earned from the rendering of health consulting advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded product sales returns $148,208 and $0 for the years ended December 31, 2021 and 2020, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Consultancy service fee income	$216,851	$221,041
Sale of healthcare products	31,874	481,049
Sale of wine products	112,392	311,051

TOTAL	$361,116	$1,013,141

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

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2021 and 2020.

Years ended December 31, 2021 and 2020

	2021	2020
Year-end HK$:US$ exchange rate	0.12822	0.12899
Annual average HK$:US$ exchange rate	0.12865	0.12893
Year-end RMB:US$ exchange rate	0.15742	0.15307
Annual average RMB:US$ exchange rate	0.15507	0.14503

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

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

Our cash balance on December 31, 2021, was $609,434, as compared to $1,006,394 on December 31, 2021, it was decreased by $396,960. We had an accumulated deficit of $918,195. We believe that our cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

Despite the amount of funds that the Company has raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its shareholders, in the case of equity financing.

NOTE 4: SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides the wine products to the customers.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$216,850	$–	$216,850
Sale of healthcare products	39,996	–	39,996
Sale of wine products	–	104,270	104,270
Total revenue	256,846	104,270	361,116

Cost of sales:
Consulting service income	(31,315)	–	(31,315)
Sale of healthcare products	(32,064)	–	(32,064)
Sale of wine products	–	(58,311)	(58,311)
Total cost of revenue	(63,379)	(58,311)	(121,690)

Gross profit	193,467	45,959	239,426

Operating Expenses
Selling and distribution	–	(5,076)	(5,076)
General and administrative	(690,780)	–	(690,780)
Total operating expenses	(690,780)	(5,076)	(695,856)

Segment (loss) income	$(497,313)	$40,883	$(456,430)

	Year Ended December 31, 2020
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$221,041	$–	$221,041
Sale of healthcare products	564,814	–	564,814
Sale of wine products	–	227,286	227,286
Total revenue	785,855	227,286	1,013,141

Cost of sales:
Consulting service income	–	–
Sale of healthcare products	(395,392)	–	(395,392)
Sale of wine products	–	(201,138)	(201,138)
Total cost of revenue	(395,392)	(201,138)	(596,530)

Gross profit	390,463	26,148	416,611

Operating Expenses
Selling and distribution	–	(158,432)	(158,432)
General and administrative	(728,994)	–	(728,994)
Total operating expenses	(728,994)	(158,432)	(887,426)

Segment loss	$(338,531)	$(132,284)	$(470,815)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2021	2020

Hong Kong	$216,851	$221,041
China	144,265	792,100

	$361,116	$1,013,141

NOTE 5: PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2021	December 31, 2020

Prepayments	$3,077	$7,712
Other deposits	-	119
Rental deposits	33,961	-
Other receivables	102,216	113,670
	$139,254	$121,501

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 31, 2021	December 31, 2020

Packing materials	$-	$21,527
Finished goods	327,551	184,745
	$327,551	$206,272

For the years ended December 31, 2021 and 2020, no allowance for obsolete inventories was recorded by the Company.

NOTE 7: PLANT AND EQUIPMENT

	December 31, 2021	December 31, 2020

Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	-
Foreign translation difference, net	17,603	10,471
	371,769	337,279

Less: accumulated depreciation	(228,507)	(137,546)
Foreign translation difference, net	(10,658)	(6,112)
Plant and equipment. net	$132,604	$193,621

Depreciation expense for the years ended December 31, 2021 and 2020 were $90,961 and $71,472, respectively.

NOTE 8: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of December 31, 2021 and 2020, the deposit received from customers was $340,783 and $409,924, respectively.

NOTE 9: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

NOTE 10: LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 4 year, through December 31, 2025.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2021	December 31, 2020

Right-of-use assets	$350,563	$-

The lease liability – right of use is as follows:

	December 31, 2021	December 31, 2020

Current portion	$114,132	$-
Non-current portion	246,022	-

Total	$360,154	$-

NOTE 11: SHAREHOLDERS’ EQUITY

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

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited company organized under the laws of British Virgin Islands (“ECGL”), and the shareholders of ECGL. Pursuant to the Share Exchange Agreement, we purchased Fifty Thousand (50,000) shares of ECGL (the “ECGL Shares”), representing all of the issued and outstanding shares of common stock of ECGL. As consideration, the Company agreed to issue to the shareholders of ECGL Fifteen Million (15,000,000) shares of its common stock, at a value of $0.32 per share, for an aggregate value of $4,800,000.

As of December 31, 2021 and 2020, a total of 20,252,309 outstanding shares of common stock were issued.

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

NOTE 12: NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Net loss attributable to common shareholders	$(455,409)	$(469,476)

Weighted average common shares outstanding – Basic and diluted	20,252,309	17,525,701

Net loss per share – Basic and diluted	$(0.02)	$(0.03)

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2021	2020

Current tax	$6,671	$8,215
Deferred tax	-	-
Income tax expense	$6,671	$8,215

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021 and 2020, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2021, the operation in the United States incurred $173,076 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Income before income taxes	$80,157	$170,555
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	6,613	14,070
Tax adjustments	1,345	(3,277)
Tax holiday	(1,287)	(2,578)
Income tax expense	$6,671	$8,215

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Loss before income taxes	$(505,601)	$(482,014)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(126,400)	(120,503)
Net operating loss	126,400	120,503
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards
- United States	$54,747	$31,454
- PRC	246,903	120,503
	301,650	151,957
Less: valuation allowance	(301,650)	(151,957)
Deferred tax assets, net	$-	$-

NOTE 14: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2021 and 2020, $23,617 and $12,284 contributions were made accordingly.

NOTE 15: RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2021 and 2020, the Company owed the balance of $219,461 and $68,953 to its director, and owed the balance of $199,964 and $199,964 to a related company.

The Company purchased a motor vehicle from a related company at the carrying value of $42,966 for the year ended December 31, 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 16: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2021 and 2020, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2021			December 31, 2021
	Revenues	Percentage of revenues		Accounts receivable
Customer C	$165,391	46%		$-
Customer D	103,072	29%
Customer E	51,460	14%		-
TOTAL	$319,923	89%	Total	$-

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$394,158	39%		$-
Customer B	234,547	23%		-

Total:	$628,705	62%	Total:	$-

All of the Company’s customers are located in the People’s Republic of China and Hong Kong.

(b) Major vendors

For the years ended December 31, 2021 and 2020, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2021			December 31, 2021
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor D	$195,152	99%	Total:	$-

	Year ended December 31, 2020			December 31, 2020
Vendor	Purchases	Percentage of purchases		Accounts payable

Vendor A	$219,007	37%		$-
Vendor B	71,616	12%		-
Vendor C	61,222	10%		-

Total:	$351,845	59%	Total:	$-

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

(f) Risk from COVID

As a result of COVID-19, the Company has been unable to satisfy certain customer orders for the products. As a result, the customers have experienced delays in receiving the products . There is uncertainty around the duration and breadth of the COVID-19 pandemic, and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 and 2020, the Company has no material commitments or contingencies.

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that due to the small size of the Company and lack of segregation of duties our disclosure controls and procedures as of the end of the period covered by this report was not as effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2021, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Kong Xiao Jun	47	Chief Executive Officer, Chief Financial Officer and Director

Liu Yang	34	Director

Cheng Ni Hu	31	Director

Yunsi Liu	32	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 47, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Liu Yang, age 34, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education. Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Cheng Ni Hu, age 31, was appointed to serve as our director in July 9, 2020. She currently serves as the Marketing director of KangHuaGuoYao (GuangDong) Tech Pty. Ltd. for formulating the company’s strategy in marketing, branding and producing, and has served in that role since December 2018. From 2016 to 2018, she served as restore and relocate project manager in North Sydney Railway. Ms. Hu graduated from the University of Sydney with a Bachelor degree in Commerce and Combined Commerce (Marketing) and Public Affair from Southern California University. Ms. Hu brings to the Board her experience in marketing and operations.

Yunsi Liu, age 32, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Kong Xiao Jun, CEO	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Xiao Jun Kong has served as our Chief Executive Officer, Chief Financial Officer, and director since July 13, 2018.

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2021, and 2020.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal year ended December 31, 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal year ended December 31, 2021, we paid each of our non-employee directors as follows:

Name	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu (1)	–	–	–	–	–	–	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2021, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 15 above.

	As of December 31
	2021	2020
Amount due to a director	(219,461)	(68,953)

Indebtedness of Management

During the year ended December 31, 2021, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 15 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $36,000 for 2021 and $35,900 for 2020.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2021 and $0 for 2020.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2021 and $0 for 2020.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2021 and $0 for 2020.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet:
December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive (Loss) Income:
For the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity:
For the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows:
For the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements:
For the years ended December 31, 2021 and 2020

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

Dated: April 15, 2022

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

