Form 10-Q
period 2022-03-31
China Foods Holdings Ltd.
filed 2022-05-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 13, 2022
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$493,683	$609,434
Prepayments and other receivables	160,133	139,254
Inventories	332,093	327,551
Tax recoverable	8,846	8,910
Right-of-use assets	320,942	350,563
Total Current Assets	1,315,697	1,435,712

Non-Current Assets
Plant and equipment	112,879	132,604
Intangible assets	3,821	3,947
Total Non-Current Assets	116,700	136,551

TOTAL ASSETS	$1,432,397	$1,572,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	$51,529	$51,200
Customer deposits	277,051	340,783
Lease liabilities	115,564	114,132
Amount due to a director	248,614	219,461
Amount due to a related company	199,964	199,964
Total Current Liabilities	892,722	925,540

Non-Current Liabilities
Lease liabilities	216,400	246,022
Total Non-Current Liabilities	216,400	246,022

Stockholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of March 31 2022 and December 31, 2021 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	25,914	26,516
Accumulated deficit	(995,019)	(918,195)
Total Shareholders’ Equity	323,275	400,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,432,397	$1,572,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue, net	$68,799	$167,643

Cost of revenue	(18,837)	(153,684)

Gross profit	49,962	13,959

Operating expenses
Selling and distribution expenses	8	11,649
General and administrative expenses	124,929	214,176
Total operating expenses	124,937	225,825

Loss from Operation	(74,975)	(211,866)

Other Income
Interest income	342	510
Sundry income	77	6,289
Total other income	419	6,799

Profit before income tax	(74,556)	(205,067)

Income tax expenses	(2,268)	-

Net loss	$(76,824)	$(205,067)

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	(602)	1,856

Comprehensive loss	$(77,426)	(203,211)

Net loss per common share
Basic and diluted*	$(0.00)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.001 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income	Equity

Balance at January 1, 2022	20,252,309	$2,025	$1,290,355	$(918,195)	$26,516	$400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	$2,025	$1,290,355	$(995,019)	$25,914	$323,275

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income	Equity

Balance at January 1, 2021	20,252,309	$2,025	$1,290,355	$(462,786)	$5,244	$834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	$2,025	$1,290,355	$(667,853)	$7,100	$631,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(76,824)	$(205,067)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of plant and equipment	19,618	21,430
Amortization of intangible assets	132	130
Non-cash lease expense	31,556	19,238
	(25,518)	(164,269)
Change in operating assets and liabilities:
Accounts receivables	-	(164,682)
Prepayments and other receivable	(20,879)	7,978
Inventories	(4,542)	39,122
Accrued liabilities and other payables	329	41,482
Accounts payable	-	(7,827)
Tax payable	64	(1,806)
Customer deposit	(63,732)	(49,191)
Lease liabilities	(26,377)	225
Net cash used in operating activities	(140,655)	(298,968)

Cash flow from financing activities:
Repayment of lease liabilities	-	(17,349)
Advances from a director	29,153	37,960
Advances from a related company	-	-
Net cash provided by financing activities	29,153	20,611

Foreign currency translation adjustment	(4,249)	2,353

Net change in cash and cash equivalents	(115,751)	(276,004)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609,434	1,006,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$493,683	$730,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB 8,300,000	100%

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2022 and December 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2022 and 2021 were $19,618 and $21,430, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months ended March 31, 2022 and 2021 were $132 and $130, respectively.

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

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded product sales returns of $4,741 and $167,643 for the period ended March 31, 2022 and 20201, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	2022	2021
Period-end HK$:US$ exchange rate	0.12711	0.12863
Period average HK$:US$ exchange rate	0.12811	0.12891
Period-end RMB:US$ exchange rate	0.15764	0.15248
Period average RMB:US$ exchange rate	0.15752	0.15431

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Period Ended March 31, 2022	For the Year Ended December 31, 2021

Consultancy service fee income	$64,058	$167,643
Sales of healthcare	4,741	-

TOTAL	$68,799	$167,643

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides the wine products to the customers.

	Year Ended March 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$64,058	$–	$64,058
Sale of Wine products	–	4,741	4,741
Total revenue	64,058	4,741	68,799

Cost of sales:
Consulting service income	(14,243)	-	(14,243)
Sale of healthcare products	-	(4,594)	(4,594)
Total cost of revenue	(14,243)	(4,594)	(18,837)

Gross profit	49,815	148	49,962

Operating Expenses
Selling and distribution	-	(8)	(8)
General and administrative	(31,479)	(93,450)	(124,929)
Total operating expenses	(31,479)	(93,458)	(124,937)

Segment (loss) income	$18,336	$(93,310)	$(74,975)

	Year Ended March 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$-	$–	$-
Sale of Wine products	–	167,643	167,643
Total revenue	-	167,643	167,643

Cost of sales:
Consulting service income		-	-
Sale of healthcare products	-	(153,684)	(153,684)
Total cost of revenue	-	(153,684)	(153,684)

Gross profit	-	13,959	13,959

Operating Expenses
Selling and distribution	-	(11,649)	(11,649)
General and administrative	(34,839)	(179,337)	(214,176)
Total operating expenses	(34,839)	(190,986)	(225,825)

Segment (loss) income	$(34,839)	$(177,027)	$(211,866)

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the following:

	March 31, 2022	December 31, 2021

Prepayments	$1,538	$3,077
Other deposits	33,862	33,961
Other receivables	124,733	102,216
	$60,133	$129,254

Other receivable represented deposit payments made to suppliers for daily operation, procurement, which are interest-free, unsecured and received by the Company when corporation with suppliers are terminated. Other deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	March 31, 2022	December 31, 2021

Finished goods	$332,093	$327,551

For the three months ended March 31, 2022 and 2021, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 4 year, through December 31, 2025.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2022	December 31, 2021
		(Audited)
Right-of-use assets	$320,942	$350,563

The lease liability – right of use is as follows:

	March 31, 2022	December 31, 2021
		(Audited)
Current portion	115,564	114,132
Non-current portion	216,400	246,022

Total	$331,964	$360,154

As of March 31, 2022, the operating lease payment of $26,377 will become matured in the next 12 months.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

	March 31, 2022	December 31, 2021
		(Audited)
Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	17,594	17,603
	371,760	371,769

Less: accumulated depreciation	(248,125)	(228,507)
Foreign translation adjustment	(10,756)	(10,658)
Plant and equipment, net	$112,879	$132,604

Depreciation expense for the three months period ended March 31, 2022 and 2021 were $19,618 and $21,430, respectively.

NOTE - 8 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of March 31, 2022 and December 31, 2021, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

NOTE 9 – SHAREHOLDERS’ EQUITY

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

As of March 31, 2022, and December 31, 2021, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 10 - INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31
	2022	2021

Current tax	$2,268	$-
Deferred tax	-	-
Income tax expense	$2,268	$-

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021

Loss before income taxes	$(92,981)	$(170,229)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(23,245)	(42,557)
Net operating loss	23,245	42,557
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021

Loss before income taxes	$23,718	$(31,621)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	1,957	(2,608)
Tax adjustments	311	-
Net operating loss	-	2,608
Income tax expense	$2,268	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$60,129	31,905
- Hong Kong	-	2,608
- PRC	339,794	163,060
	399,923	197,573
Less: valuation allowance	(399,923)	(197,573)
Deferred tax assets, net	$-	$-

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2022, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 99% of the Company’s revenues amounting to $64,058.

For the three months ended March 31, 2021, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 100% of the Company’s revenues amounting to $167,643 with $164,682 of accounts receivable.

All of the Company’s customers are located in the People’s Republic of China.

(a) Major vendors

For the three months ended March 31, 2022, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $4,594 with $0 of accounts payable.

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

NOTE 13 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

NOTE 14 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three months ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue, net	$68,799	$167,643
Cost of revenue	(18,837)	(153,684)
Gross profit	49,962	13,959
Total operating expenses	(124,937)	(225,825)
Total other income	419	6,799
Loss before income tax	(74,556)	(205,067)
Income tax expenses	(2,268)	-
Net loss	(76,824)	(205,067)

Revenue. For the three months ended March 31, 2022, we generated revenues of $68,799 and three months ended March 31, 2021, we generated revenues of $167,643 from our current business operations, respectively. The significant decrease due to the significant drop in the sales in PRC. The major customer are located in the HK during the period ended March 31, 2022, while all the major customers are located in the PRC during the period ended March 31, 2021.

Cost of Revenue. For the three months ended March 31, 2022, the cost of revenue was $18,837 and as a percentage of net revenue, approximately 27.38%. Cost of revenue for the three months ended March 31, 2021 was $153,684, and as a percentage of net revenue, approximately 91.67%. The cost of revenue decreased due to a significant drop in the sales in PRC.

Operation expenses. In the three months ended March 31, 2022, the operation cost was $124,937 and while for the three months ended March 31, 2021 was $225,825. The operation expenses decreased due to a decrease in administrative expenses

Other income. In the three months ended March 31, 2022, the other income was $419 and while for the three months ended March 31, 2021 was $6,799. The other income decreased due to a salary subsidy during the period ended March 31,2021.

Net Loss. For the three months ended March 31, 2022, we incurred a net loss of $74,556, compared for the three months ended March 31, 2021. we incurred a net loss of $205,067. The net loss is primarily attributable to the decrease in administrative expenses and decrease in revenue.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $493,683, inventories of $332,093, right of use assets of $320,942, tax recoverable of $8,846, and prepayments and other receivables of $160,133.

As of December 31, 2021, we had cash and cash equivalents of $609,434, inventories of $327,551 operating right of use assets of $350,563, tax recoverable of $8,910 and prepayments and other receivables of $139,254.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(140,655)	$(298,968)
Net cash used in investing activities	-	-
Net cash provided by financing activities	29,153	20,611

Net Cash Provided By (Used In) Operating Activities.

For the three months ended March 31, 2022, net cash used in operating activities was $140,655, which consisted primarily of the decrease in prepayment and other receivables of $20,879, decrease in inventories of $4,542, increase in accrued liabilities and other payables of $329, increase in income tax payable of 65, decrease in customers deposit of $63,732, and increase in lease liabilities of $26,377.

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

Net Cash Used In Investing Activities.

For the three months ended March 31, 2022, there is no net cash provided by investing activities.

For the three months ended March 31, 2021, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2022 net cash provided by financing activities was $$29,153, which consisted primarily of advance from a director of $29,153.

For the three months ended March 31, 2021 net cash provided by financing activities was $$20,611, which consisted primarily of advance from a director of $37,960 and repayment of lease liabilities of $17,349

Off Balance Sheet Arrangements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2022.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. Management has indicated they do not, at this time, intend to pursue the defaults.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

Exhibits No.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Foods Holdings Ltd.

Dated: May 16, 2022	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

