Form 10-Q
period 2022-06-30
China Foods Holdings Ltd.
filed 2022-08-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 15, 2022
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	477,214	609,434
Prepayments and other receivables	123,956	139,254
Inventories	300,521	327,551
Tax recoverable	70	8,910
Right-of-use assets	278,235	350,563
Total Current Assets	1,179,996	1,435,712

Non-Current Assets
Plant and equipment	92,866	132,604
Intangible assets	3,493	3,947
Total Non-Current Assets	96,359	136,551

TOTAL ASSETS	1,276,355	1,572,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	58,339	51,200
Customer deposits	246,951	340,783
Lease liabilities	106,888	114,132
Amount due to a director	214,665	219,461
Amount due to a related company	199,964	199,964
Total Current Liabilities	826,807	925,540

Non-Current Liabilities
Lease liabilities	183,050	246,022
Total Non-Current Liabilities	183,050	246,022

Stockholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	6,860	26,516
Accumulated deficit	(1,032,742)	(918,195)
Total Shareholders’ Equity	266,498	400,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,276,355	1,572,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue, net	94,835	266,926	163,634	434,569

Cost of revenue	(28,474)	(59,284)	(47,311)	(212,968)

Gross profit	66,361	207,642	116,323	221,601

Operating expenses
Selling and distribution expenses	2,642	2,563	2,650	14,212
General and administrative expenses	107,762	170,800	232,691	384,976
Total operating expenses	110,404	173,363	235,341	399,188

(Loss) income from operation	(44,043)	34,279	(119,018)	(177,587)

Other Income
Interest income	36	361	113	871
Sundry income	10,589	30	10,931	6,319
Total other income	10,625	391	11,044	7,190

(Loss) income before income tax	(33,418)	34,670	(107,974)	(170,397)

Income tax expenses	(4,305)	-	(6,573)	-

Net (loss) income	(37,723)	34,670	(114,547)	(170,397)

Other comprehensive (loss) income
Foreign currency adjustment gain (loss)	(19,054)	12,037	(19,656)	13,893

Comprehensive (loss) income	(56,777)	46,707	(134,203)	(156,504)

Net (loss) income per common share
Basic and diluted*	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA FOODS HOLDINGS LTD.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	Deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2022	20,252,309	2,025	1,290,355	(918,195)	26,516	400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	2,025	1,290,355	(995,019)	25,914	323,275

Net loss for the period	-	-	-	(37,723)	-	(37,723)

Foreign currency translation adjustment	-	-	-	-	(19,054)	(19,054)

Balance at June 30, 2022	20,252,309	2,025	1,290,355	(1,032,742)	6,860	266,498

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	Deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2021	20,252,309	2,025	1,290,355	(462,786)	5,244	834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	2,025	1,290,355	(667,853)	7,100	631,627

Net income for the period	-	-	-	34,670	-	34,670

Foreign currency translation adjustment	-	-	-	-	12,037	12,037

Balance at June 30, 2021	20,252,309	2,025	1,290,355	(633,183)	19,137	678,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(114,547)	$(170,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,191	42,671
Amortization	259	260
Non-cash lease expense	35,814	7,485
	(42,283)	(119,981)
Change in operating assets and liabilities:
Accounts receivables	-	(167,223)
Prepayments and other receivables	15,298	(9,185)
Inventories	27,030	65,411
Accrued liabilities and other payables	7,139	46,084
Accounts payable	-	(7,827)
Tax payable	8,840	7,305
Customer deposits	(93,832)	(128,499)
Lease liabilities	(49,104)	36,135
Net cash used in operating activities	(126,912)	(277,780)

Cash flows from financing activities:
Repayment of lease liabilities	-	(31,721)
(Repayment to) advances from a director	(4,796)	81,899
Net cash (used in) provided by financing activities	(4,796)	50,178

Foreign currency translation adjustment	(512)	4,979

Net change in cash and cash equivalents	(132,220)	(222,623)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609,434	1,006,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$477,214	$783,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Six months ended June 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited condensed consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1 each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB 8,300,000	100%

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2022 and December 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2022 were $16,573 and $36,191, respectively, and for the three and six months ended June 30, 2021 were $21,241 and $42,671, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and six months ended June 30, 2022 were $127 and $259, respectively.

Amortization expense for the three and six months ended June 30, 2021 were $130 and $260, respectively.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers” (“ASC Topic 606”). Under ASC Topic 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Currently, the Company operates two business segments, the Healthcare Business and the Wine Business.

The Healthcare Business mainly provides health consulting advisory services and healthcare and wellness products to the customers.

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

The Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded no product sales returns for the six months ended June 30, 2022 and 2021. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021

Consultancy service income	$71,394	$165,640
Sales of healthcare	23,441	101,286

TOTAL	$94,835	$266,926

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Consultancy service income	$135,452	$165,640
Sales of healthcare	28,182	268,929

TOTAL	$163,634	$434,569

Income taxes

The Company adopted the ASC Topic 740, “Income Taxes” paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended June 30, 2022 and 2021, respectively.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	2022	2021
Period-end HK$:US$ exchange rate	0.12744	0.12878
Period average HK$:US$ exchange rate	0.12779	0.12884
Period-end RMB:US$ exchange rate	0.14930	0.15484
Period average RMB:US$ exchange rate	0.15438	0.15461

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

Leases

The Company adopted ASC Topic 842, “Leases”, using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in ASC Topic 840, “Leases”.

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

In accordance with the guidance in ASC Topic 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

Related parties

The Company follows the ASC Topic 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

Commitments and contingencies

The Company follows the ASC Topic 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Fair value of financial instruments

The Company follows ASC Topic 825 “Financial Instruments” paragraph 825-10-50-10 for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 are described below:

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in one reportable operating segment in Hong Kong and China.

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

NOTE 3 - SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides the wine products to the customers.

	Three months ended 30 June, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$71,394	$–	$71,394
Sale of healthcare products	–	23,441	23,441
Total revenue	71,394	23,441	94,835

Cost of sales:
Consulting service income	(14,025)	-	(14,025)
Sale of healthcare products	-	(14,449)	(14,449)
Total cost of revenue	(14,025)	(14,449)	(28,474)

Gross profit	57,369	8,992	66,361

Operating Expenses
Selling and distribution	-	(2,642)	(2,642)
General and administrative	(33,055)	(74,707)	(107,762)
Total operating expenses	(33,055)	(77,349)	(110,404)

Segment income (loss)	$24,314	$(68,357)	$(44,043)

	Three months ended 30 June, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$165,640	$–	$165,640
Sale of healthcare products	–	101,286	101,286
Total revenue	165,640	101,286	266,926

Cost of sales:
Consulting service income	(10,803)	-	(10,803)
Sale of healthcare products	-	(48,481)	(48,481)
Total cost of revenue	(10,803)	(48,481)	(59,284)

Gross profit	154,837	52,805	207,642

Operating Expenses
Selling and distribution	-	(2,563)	(2,563)
General and administrative	(32,381)	(138,419)	(170,800)
Total operating expenses	(32,381)	(140,982)	(173,363)

Segment income (loss)	$122,456	$(88,177)	$34,279

	Six months ended June 30, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$135,452	$–	$135,452
Sale of healthcare products	–	28,182	28,182
Total revenue	135,452	28,182	163,634

Cost of sales:
Consulting service income	(28,268)	-	(28,268)
Sale of healthcare products	-	(19,043)	(19,043)
Total cost of revenue	(28,268)	(19,043)	(47,311)

Gross profit	107,184	9,139	116,323

Operating Expenses
Selling and distribution	-	(2,650)	(2,650)
General and administrative	(64,534)	(168,157)	(232,691)
Total operating expenses	(64,534)	(170,807)	(235,341)

Segment income (loss)	$42,650	$(161,668)	$(119,018)

	Six months ended June 30, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$165,640	$–	$165,640
Sale of healthcare products	–	268,929	268,929
Total revenue	165,640	268,929	434,569

Cost of sales:
Consulting service income	(10,803)	-	(10,803)
Sale of healthcare products	-	(202,165)	(202,165)
Total cost of revenue	(10,803)	(202,165)	(212,968)

Gross profit	154,837	66,764	221,601

Operating Expenses
Selling and distribution	-	(14,212)	(14,212)
General and administrative	(67,220)	(317,756)	(384,976)
Total operating expenses	(67,220)	(331,968)	(399,188)

Segment income (loss)	$87,617	$(265,204)	$(177,587)

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2022	December 31, 2021

Prepayments	$-	$3,077
Other deposits	33,777	33,961
Other receivables	90,179	102,216
	$123,956	$139,254

Other receivables represented deposit payments made to suppliers for daily operation, procurement, which are interest-free, unsecured and received by the Company when cooperation with suppliers are terminated.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	June 30, 2022	December 31, 2021

Finished goods	$300,521	$327,551

For the three and six months ended June 30, 2022 and 2021, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 4 years, through December 31, 2025.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2022	December 31, 2021

Right-of-use assets	$278,235	$350,563

The lease liability – right of use is as follows:

	June 30, 2022	December 31, 2021

Current portion	106,888	114,132
Non-current portion	183,050	246,022

Total	$289,938	$360,154

As of June 30, 2022, the operating lease payment of $106,888 will become matured in the next 12 months.

NOTE 7 - PLANT AND EQUIPMENT

	June 30, 2022	December 31, 2021

Motor vehicle	$311,343	$311,343
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	2,841	17,603
	357,007	371,769

Less: accumulated depreciation	(264,698)	(228,507)
Foreign translation adjustment	557	(10,658)
Plant and equipment, net	$92,866	$132,604

Depreciation expense for the three and six months ended June 30, 2022 were $16,573 and $36,191, respectively.

Depreciation expense for the three and six months ended June 30, 2021 were $21,241 and $42,671, respectively.

NOTE - 8 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of June 30, 2022 and December 31, 2021, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of June 30, 2022, and December 31, 2021, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

NOTE 10 - INCOME TAXES

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2022	2021

Current tax	$6,573	$-
Deferred tax	-	-
Income tax expense	$6,573	$-

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021

Loss before income taxes	$(152,669)	$(257,606)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(38,167)	(64,402)
Net operating loss	38,167	64,402
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021

Profit before income taxes	$55,876	$103,283
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	4,610	8,521
Tax adjustments	1,963	-
One-off tax reduction	-	(8,521)
Income tax expense	$6,573	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss carryforwards
- United States	$43,086	54,747
- PRC	315,729	246,903
	358,815	301,650
Less: valuation allowance	(358,815)	(301,650)
Deferred tax assets, net	$-	$-

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

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2022 and 2021, the customers who account for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

	Three Months ended June 30, 2022
Customer	Revenues	Percentage of revenues

Customer C	$71,394	75%
Customer D	14,084	15%

Total:	$85,478	90%

	Six months ended June 30, 2022			June 30, 2022
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of Accounts Receivable

Customer C	135,452	83%		-	-

Total:	$135,452	83%	Total	-	-

	Three Months ended June 30, 2021
Customer	Revenues	Percentage of revenues

Customer A	$84,877	32%
Customer B	165,640	62%

Total:	$250,517	94%

	Six Months ended June 30, 2021		June 30,2021
Customer	Revenues	Percentage of revenues	Accounts receivable	Percentage of Accounts Receivable

Customer A	$252,520	58%	164,682	98%
Customer B	165,640	40%	-	-

Total:	$418,160	98%	164,682	98%

The Company’s customers are located in the People’s Republic of China and Hong Kong.

(a) Major vendors

For the three and six months ended June 30, 2022, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $0 with $0 of accounts payable and amounting to $7,981 with $0 of accounts payable, respectively.

For the three and six months ended June 30, 2021, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $69,444 with $0 of accounts payable and amounting to $193,186 with $0 of accounts payable, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Revenue, net	$94,835	$266,926
Cost of revenue	(28,474)	(59,284)
Gross profit	66,361	207,642
Total operating expenses	(110,404)	(173,363)
Total other income	10,625	391
(Loss) income before income tax	(33,418)	34,670
Income tax expenses	(4,305)	-
Net (loss) income	(37,723)	34,670

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Revenue, net	$163,634	$434,569
Cost of revenue	(47,311)	(212,968)
Gross profit	116,323	221,601
Total operating expenses	(235,341)	(399,188)
Total other income	11,044	7,190
Loss before income tax	(107,974)	(170,397)
Income tax expenses	(6,573)	-
Net loss	(114,547)	(170,397)

Revenue. For the three and six months ended June 30, 2022, we generated revenues of $94,835 and $163,634, respectively. For the comparative three and six months ended June 30, 2021, we generated revenues of $266,926 and $434,569, respectively. The significant decrease in revenue because a significant drop in the sales of $240,747 in the PRC. The major customers are located in Hong Kong during the period ended June 30, 2022, while the major customers are located in the PRC during the period ended June 30, 2021.

Cost of Revenue. For the three and six months ended June 30, 2022, the cost of revenue was $28,474 and $47,311, respectively, and as a percentage of net revenue, approximately 30% and 29%. Cost of revenue for the three and six months ended June 30, 2021 was $59,284 and $212,968, respectively, and as a percentage of net revenue, approximately 22% and 49%, respectively. The cost of revenue decreased due to a significant drop in the sales in the PRC and the major income was from Hong Kong mentioned above.

Operation expenses. For the three and six months ended June 30, 2022, the operation cost was $110,404 and $235,341, respectively, and while for the three and six months ended June 30, 2021 was $173,363 and $399,188, respectively. The operation expenses decreased due to a decrease in administrative expenses.

Other income. For the three and six months ended June 30, 2022, the other income was $10,625 and $11,044, respectively and while for the three and six months ended June 30, 2021 was $391 and $7,190, respectively. The other income increased due to receipt of government subsidies during the period ended June 30, 2022.

Net Loss. For the three and six months ended June 30, 2022, we incurred a net loss of $37,723 and $114,547, respectively and while for the three and six months ended June 30, 2021, we incurred a net income of $34,670 and net loss of $170,397, respectively. The decrease in net loss is primarily attributable to the decrease in administrative expenses and decrease in revenue.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $477,214, inventories of $300,521, right-of-use assets of $278,235, tax recoverable of $70, and prepayments and other receivables of $123,956.

As of December 31, 2021, we had cash and cash equivalents of $609,434, inventories of $327,551, right-of-use assets of $350,563, tax recoverable of $8,910, and prepayments and other receivables of $139,254.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(126,912)	$(277,780)
Net cash used in investing activities	-	-
Net cash (used in) provided by financing activities	(4,796)	50,178

Net Cash Used In Operating Activities.

For the six months ended June 30, 2022, net cash used in operating activities was $126,912, which consisted primarily of decrease in prepayments and other receivables of $15,298, decrease in inventories of $27,030, increase in accrued liabilities and other payables of $7,139, increase in income tax payable of 8,840, decrease in customers deposits of $93,832, and decrease in lease liabilities of $49,104.

For the six months ended June 30, 2021, net cash used in operating activities was $277,780, which consisted primarily of the increase in accounts receivables of $167,223, increase in prepayments and other receivables of $9,185, decrease in inventories of $65,411, increase in accrued liabilities and other payables of $46,084, decrease in accounts payable of $7,827, increase in income tax payable of 7,305, decrease in customers deposits of $128,499, and increase in lease liabilities of $36,135.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2022, there is no net cash used in investing activities.

For the six months ended June 30, 2021, there is no net cash used in investing activities.

Net Cash (Used In) Provided By Financing Activities.

For the six months ended June 30, 2022, net cash used in financing activities was $4,796, which consisted primarily of repayment to a director of $4,796

For the six months ended June 30, 2021, net cash provided by financing activities was $50,178, which consisted primarily of advance from a director of $81,899 and repayment of lease liabilities of $31,721.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2022.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and six months ended June 30, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 15, 2022	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

