Form 10-Q
period 2022-09-30
China Foods Holdings Ltd.
filed 2022-11-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 14, 2022
Common Stock, with $0.0001 par value	20,252,309 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	421,699	609,434
Prepayments and other receivables	97,687	139,254
Inventories	278,187	327,551
Tax recoverable	1,021	8,910
Right-of-use assets	236,796	350,563
Total Current Assets	1,035,390	1,435,712

Non-Current Assets
Plant and equipment, net	68,360	132,604
Intangible assets	3,171	3,947
Total Non-Current Assets	71,531	136,551

TOTAL ASSETS	1,106,921	1,572,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	49,499	51,200
Customer deposits	232,518	340,783
Lease liabilities	92,873	114,132
Amount due to a director	217,487	219,461
Amount due to a related company	199,964	199,964
Total Current Liabilities	792,341	925,540

Non-Current Liabilities
Lease liabilities	156,000	246,022
Total Non-Current Liabilities	156,000	246,022

Stockholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	(6,875)	26,516
Accumulated deficit	(1,126,925)	(918,195)
Total Shareholders’ Equity	158,580	400,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	1,106,921	1,572,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue, net	5,395	69,726	169,029	504,295

Cost of revenue	(22,498)	(6,079)	(69,809)	(202,506)

Gross (loss) profit	(17,103)	63,647	99,220	301,789

Operating expenses
Selling and distribution expenses	-	148	2,622	14,360
General and administrative expenses	99,309	145,536	332,028	547,053
Total operating expenses	99,309	145,684	334,650	561,413

Loss from operation	(116,412)	(82,037)	(235,430)	(259,624)

Other income (expense):
Interest income	10	5,447	123	6,318
Other expense	-	(5,200)	-	-
Sundry income	19,612	-	30,543	1,119
Total other income, net	19,622	247	30,666	7,437

Loss before income tax	(96,790)	(81,790)	(204,764)	(252,187)

Income tax credit (expenses)	2,607	-	(3,966)	-

Net loss	(94,183)	(81,790)	(208,730)	(252,187)

Other comprehensive loss
Foreign currency translation adjustment (loss) gain	(13,735)	(1,160)	(33,391)	12,733

Comprehensive loss	(107,918)	(82,950)	(242,121)	(239,454)

Net loss per common share
Basic and diluted*	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	Deficit	income (loss)	equity
		$	$	$	$	$

Balance at January 1, 2022	20,252,309	$2,025	$1,290,355	$(918,195)	$26,516	$400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	2,025	1,290,355	(995,019)	25,914	323,275

Net loss for the period	-	-	-	(37,723)	-	(37,723)

Foreign currency translation adjustment	-	-	-	-	(19,054)	(19,054)

Balance at June 30, 2022	20,252,309	2,025	1,290,355	(1,032,742)	6,860	266,498

Net loss for the period	-	-	-	(94,183)	-	(94,183)

Foreign currency translation adjustment	-	-	-	-	(13,735)	(13,735)

Balance at September 30, 2022	20,252,309	$2,025	$1,290,355	$(1,126,925)	$(6,875)	$158,580

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	Deficit	income (loss)	equity
		$	$	$	$	$

Balance at January 1, 2021	20,252,309	$2,025	$1,290,355	$(462,786)	$5,244	$834,838

Net loss for the period	-	-	-	(205,067)	-	(205,067)

Foreign currency translation adjustment	-	-	-	-	1,856	1,856

Balance at March 31, 2021	20,252,309	2,025	1,290,355	(667,853)	7,100	631,627

Net income for the period	-	-	-	34,670	-	34,670

Foreign currency translation adjustment	-	-	-	-	12,037	12,037

Balance at June 30, 2021	20,252,309	2,025	1,290,355	(633,183)	19,137	678,334

Net loss for the period	-	-	-	(81,790)	-	(81,790)

Foreign currency translation adjustment	-	-	-	-	(1,160)	(1,160)

Balance at September 30, 2021	20,252,309	$2,025	$1,290,355	$(714,973)	$17,977	$595,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(208,730)	$(252,187)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	51,134	66,725
Gain from sale of plant and equipment	(16,277)	-
Amortization	386	390
Non-cash lease expense	70,986	11,934
	(102,501)	(173,138)
Change in operating assets and liabilities:
Accounts receivable	-	(167,183)
Prepayments and other receivables	41,567	(8,692)
Inventories	49,364	7,035
Accrued liabilities and other payables	(1,701)	48,205
Accounts payable	-	(7,827)
Tax recoverable	7,889	-
Tax payable	-	(5,058)
Customer deposits	(108,265)	(134,334)
Lease liabilities	-	63,522
Net cash used in operating activities	(113,647)	(377,470)

Cash flows from investing activities:
Addition of plant and equipment	-	(27,358)
Proceeds from sale of plant and equipment	22,930	-
Net cash provided by (used in) investing activities	22,930	(27,358)

Cash flows from financing activities:
Repayment of lease liabilities	(76,016)	(68,481)
(Repayment to) advances from a director	(1,974)	112,153
Net cash (used in) provided by financing activities	(77,990)	43,672

Foreign currency translation adjustment	(19,028)	11,433

Net change in cash and cash equivalents	(187,735)	(349,723)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	609,434	1,006,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$421,699	$656,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Nine months ended September 30, 2022

NOTE 1 – NATURE OF OPERATIONS

China Foods Holdings Ltd. (the “Company”, “CFOO”, or “we”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations for several years that had resulted in significant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

The Company is a Delaware holding company and we conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017 (“GXXHIC”).   GXXHIC is wholly owned by Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, which is in turn wholly owned by Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018. Alpha Wellness (HK) Limited and Elite Creation Group are holding companies without operations and are wholly owned by the Company.

Substantially all of our operations are conducted in China, and are governed by Chinese laws, rules and regulations. Our subsidiary, GXXHIC, is subject to Chinese laws, rules, and regulations. Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding that the rules and regulations in China can change quickly with little advance notice and that the Chinese government may intervene or influence our operations at any time, could result in a material adverse change in our operations and the value of our securities.

Our History

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

Effective July 9, 2020, we consummated the acquisition of ECGL, and its wholly owned subsidiary GXXHIC, a limited liability company organized under the laws of China on March 8, 2017. Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, is a holding company without operations.

Corporate Org Chart

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

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2022 and December 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2022 were $14,497 and $51,134, respectively, and for the three and nine months ended September 30, 2021 were $24,054 and $66,725, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and nine months ended September 30, 2022 were $127 and $386, respectively.

Amortization expense for the three and nine months ended September 30, 2021 were $130 and $390, respectively.

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

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded no product sales returns for the nine months ended September 30, 2022 and 2021. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021

Consultancy service income	$-	$64,247
Sales of healthcare	5,395	5,479

TOTAL	$5,395	$69,726

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Consultancy service income	$135,452	$229,887
Sales of healthcare	33,577	274,408

TOTAL	$169,029	$504,295

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	2022	2021
Period-end HK$:US$ exchange rate	0.12739	0.12843
Period average HK$:US$ exchange rate	0.12766	0.12875
Period-end RMB:US$ exchange rate	0.14058	0.15480
Period average RMB:US$ exchange rate	0.15151	0.15460

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

NOTE 3 - SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides the wine products to the customers.

	Three months ended 30 September, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$-	$–	$–
Sale of healthcare products	–	5,395	5,395
Total revenue	-	5,395	5,395

Cost of sales:
Consulting service income	(17,703)	-	(17,703)
Sale of healthcare products	-	(4,795)	(4,795)
Total cost of revenue	(17,703)	(4,795)	(22,498)

Gross (loss) profit	(17,703)	600	(17,103)

Operating Expenses
Selling and distribution	-	-	-
General and administrative	(30,445)	(68,864)	(99,309)
Total operating expenses	(30,445)	(68,864)	(99,309)

Segment loss	$(48,148)	$(68,264)	$(116,412)

	Three months ended 30 September, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$64,247	$–	$64,247
Sale of healthcare products	–	5,479	5,479
Total revenue	64,247	5,479	69,726

Cost of sales:
Consulting service income	(6,079)	-	(6,079)
Sale of healthcare products	-	-	-
Total cost of revenue	(6,079)	-	(6,079)

Gross profit	58,168	5,479	63,647

Operating Expenses
Selling and distribution	-	(148)	(148)
General and administrative	(26,390)	(119,146)	(145,536)
Total operating expenses	(26,390)	(119,294)	(145,684)

Segment income (loss)	$31,778	$(113,815)	$(82,037)

	Nine months ended September 30, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$135,452	$–	$135,452
Sale of healthcare products	–	33,577	33,577
Total revenue	135,452	33,577	169,029

Cost of sales:
Consulting service income	(45,971)	-	(45,971)
Sale of healthcare products	-	(23,838)	(23,838)
Total cost of revenue	(45,971)	(23,838)	(69,809)

Gross profit	89,481	9,739	99,220

Operating Expenses
Selling and distribution	-	(2,622)	(2,622)
General and administrative	(94,979)	(237,049)	(332,028)
Total operating expenses	(94,979)	(239,671)	(334,650)

Segment loss	$(5,498)	$(229,932)	$(235,430)

	Nine months ended September 30, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$229,887	$–	$229,887
Sale of health	–	274,408	274,408
Total revenue	229,887	274,408	504,295

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	-	(202,506)	(202,506)
Total cost of revenue	-	(202,506)	(202,506)

Gross profit	229,887	71,902	301,789

Operating Expenses
Selling and distribution	-	(14,360)	(14,360)
General and administrative	(110,492)	(436,561)	(547,053)
Total operating expenses	(110,492)	(450,921)	(561,413)

Segment income (loss)	$119,395	$(379,019)	$(259,624)

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2022	December 31, 2021

Prepayments	$-	$3,077
Other deposits	33,704	33,961
Other receivables	63,983	102,216
	$97,687	$139,254

Other receivables represented deposit payments made to suppliers for daily operation and procurement, which are interest-free, unsecured and received by the Company when the cooperation with suppliers are terminated.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	September 30, 2022	December 31, 2021

Finished goods - wine	$278,187	$327,551

For the three and nine months ended September 30, 2022 and 2021, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 - LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 2 to 4 years, through December 31, 2025.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2022	December 31, 2021

Right-of-use assets	$236,796	$350,563

The lease liability – right of use is as follows:

	September 30, 2022	December 31, 2021

Current portion	92,873	114,132
Non-current portion	156,000	246,022

Total	$248,873	$360,154

As of September 30, 2022, the operating lease payment of $92,873 will become matured in the next 12 months.

NOTE 7 - PLANT AND EQUIPMENT

	September 30, 2022	December 31, 2021

Motor vehicle	$284,255	$311,343
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	(12,096)	17,603
	314,982	371,769

Less: accumulated depreciation	(259,131)	(228,507)
Foreign translation adjustment	12,509	(10,658)
Plant and equipment, net	$68,360	$132,604

Depreciation expense for the three and nine months ended September 30, 2022 were $14,497 and $51,134, respectively.

Depreciation expense for the three and nine months ended September 30, 2021 were $24,054 and $66,725, respectively.

NOTE - 8 AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of September 30, 2022 and December 31, 2021, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of September 30, 2022 and December 31, 2021, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

NOTE 10 - INCOME TAXES

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2022	2021

Current tax	$3,966	$-
Deferred tax	-	-
Income tax expense	$3,966	$-

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine months ended September 30,
	2022	2021

Loss before income taxes	$(220,924)	$(357,648)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(55,231)	(89,412)
Net operating loss	55,231	89,412
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine months ended September 30,
	2022	2021

Profit before income taxes	$25,029	$151,621
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	2,065	12,508
Tax adjustments	1,901	-
One-off tax reduction	-	(12,508)
Income tax expense	$3,966	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss carryforwards
- United States	$56,908	54,747
- PRC	302,134	246,903
	359,042	301,650
Less: valuation allowance	(359,042)	(301,650)
Deferred tax assets, net	$-	$-

NOTE 11 - RELATED PARTY TRANSACTIONS

From time to time, the Company’s director advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Company has been provided free office space by its stockholder. The management determined that such cost is nominal and did not recognize the rent expense in its unaudited condensed consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2022 and 2021, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

	Three Months ended September 30, 2022
Customer	Revenues	Percentage of revenues

Customer D	$5,297	98%

	Nine months ended September 30, 2022			As of September 30, 2022
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of Accounts Receivable

Customer C	135,452	80%		-	-
Customer D	19,395	12%		-	-

Total:	$154,847	92%	Total	-	-

	Three Months ended September 30, 2021
Customer	Revenues	Percentage of revenues

Customer B	$64,373	91%

	Nine Months ended September 30, 2021		September 30,2021
Customer	Revenues	Percentage of revenues	Accounts receivable	Percentage of Accounts Receivable

Customer B	$229,887	46%	-	-
Customer A	147,802	29%	-	-
Customer C	99,239	10%

Total:	$476,928	94%	-	-

The Company’s customers are located in the People’s Republic of China and Hong Kong.

(a) Major vendors

For the three and nine months ended September 30, 2022, there is no single vendor represented more than 10% of the Company’s purchases.

For the three and nine months ended September 30, 2021, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $1,966 with $0 of accounts payable and amounting to $195,152 with $0 of accounts payable, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Revenue, net	$5,395	$69,726
Cost of revenue	(22,498)	(6,079)
Gross (loss) profit	(17,103)	63,647
Total operating expenses	(99,309)	(145,684)
Total other income	19,622	247
Loss before income tax	(96,790)	(81,790)
Income tax expenses	2,607	-
Net loss	(94,183)	(81,790)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Revenue, net	$169,029	$504,295
Cost of revenue	(69,809)	(202,506)
Gross profit	99,220	301,789
Total operating expenses	(334,650)	(561,413)
Total other income	30,666	7,437
Loss before income tax	(204,764)	(252,187)
Income tax expenses	(3,966)	-
Net loss	(208,730)	(252,187)

Revenue. For the three and nine months ended September 30, 2022, we generated revenues of $5,395 and $169,029, respectively. For the comparative three and nine months ended September 30, 2021, we generated revenues of $69,726 and $504,295, respectively. The significant decrease in revenue because a significant drop in the sales of $240,831 in the PRC. The major customers are located in Hong Kong during the period ended September 30, 2022, while the major customers are located in the PRC during the period ended September 30, 2021.

Cost of Revenue. For the three and nine months ended September 30, 2022, the cost of revenue was $22,498 and $69,809, respectively, and as a percentage of net revenue, approximately 417% and 41%. Cost of revenue for the three and nine months ended September 30, 2021 was $6,079 and $202,506, respectively, and as a percentage of net revenue, approximately 9% and 40%, respectively. The cost of revenue decreased due to a significant drop in the sales in the PRC and the major income was from Hong Kong mentioned above.

Operation expenses. For the three and nine months ended September 30, 2022, the operation cost was $99,309 and $334,650, respectively, and while for the three and nine months ended September 30, 2021 was $145,684 and $561,413, respectively. The operation expenses decreased due to a decrease in administrative expenses.

Other income. For the three and nine months ended September 30, 2022, the other income was $19,622 and $30,666, respectively and while for the three and nine months ended September 30, 2021 was $247 and $7,437, respectively. The other income increased due to receipt of government subsidies and gain on sale of motor vehicles during the period ended September 30, 2022.

Net Loss. For the three and nine months ended September 30, 2022, we incurred a net loss of $94,183 and $208,730, respectively and while for the three and nine months ended September 30, 2021, we incurred a net loss of $81,790 and net loss of $252,187, respectively. The decrease in net loss is primarily attributable to the decrease in administrative expenses and decrease in revenue.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $421,699, inventories of $278,187, right of use assets of $236,796, tax recoverable of $1,021, and prepayments and other receivables of $97,687.

As of December 31, 2021, we had cash and cash equivalents of $609,434, inventories of $327,551, right-of- use assets of $350,563, tax recoverable of $8,910, and prepayments and other receivables of $139,254.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(113,647)	$(377,470)
Net cash provided by (used in) investing activities	22,930	(27,358)
Net cash (used in) provided by financing activities	(77,990)	43,672

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $113,647, which consisted primarily of decrease in prepayments and other receivables of $41,567, decrease in inventories of $49,364, decrease in accrued liabilities and other payables of $1,701, decrease in income tax recoverable of $7,889, and decrease in customers deposits of $108,265.

For the nine months ended September 30, 2021, net cash used in operating activities was $377,470, which consisted primarily of the increase in accounts receivables of $167,183, increase in prepayments and other receivables of $8,692, decrease in inventories of $7,035, increase in accrued liabilities and other payables of $48,205, decrease in accounts payable of $7,827, decrease in income tax payable of $5,058, decrease in customers deposits of $134,334, and increase in lease liabilities of $63,522.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Investing Activities.

For the nine months ended September 30, 2022, net cash provided by investing activities was $22,930, consisted primarily of proceeds from sale of motor vehicle.

For the nine months ended September 30, 2021, net cash used in investing activities was $27,358, consisted primarily of addition of leasehold improvement.

Net Cash (Used In) Provided By Financing Activities.

For the nine months ended September 30, 2022, net cash provided by financing activities was $43,672, which consisted primarily of advance from a director of $1,974 and repayment of lease liabilities of $76,016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended September 30, 2022.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and nine months ended September 30, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: November 15, 2022	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

