Form 10-K/A
period 2021-12-31
China Foods Holdings Ltd.
filed 2023-02-07
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

2

EXPLANATORY NOTE

This amendment to our filing on Form 10-K for the annual period ended December 31, 2021 is filed primarily to update on our wine business and to address how the Holding Foreign Companies Accountable Act (“HFCAA”) and related regulations will affect our company.

PART I

ITEM 1. BUSINESS

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

We are a Delaware corporation and we conduct our primary operations in China through our subsidiary GXXHIC. We face various risks and uncertainties related to doing business in China， Our subsidiary GXXHIC is subject to complex and evolving PRC laws and regulations. Recently, the PRC enacted rules and regulations governing offshore offerings, anti-monopoly actions, and additional oversight on cybersecurity and data privacy.

We do not believe there GXXHIC is in violation of any laws, rules or regulations but since these newly enacted rules are still evolving, we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects during the development of these new rules. However, in terms of business operation, GXXHIC expects to adapt to the newly issued rules and take dependent measures to comply with the laws and regulations of the Chinese authorities

The PRC government’s authority in regulating our operations and its oversight and control over offerings and listings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of such securities to significantly decline or be worthless. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our securities. But so far, the current operation and securities value of the CFO are stable, and we believe that its risks are to the Company are manageable.

For example, the recently promulgated PRC Data Security Law and the PRC Personal Information Protection Law in 2021 posed additional challenges to our cybersecurity and data privacy compliance. The Cybersecurity Review Measures issued by the Cyberspace Administration of China, or the CAC and several other PRC governmental authorities in December 2021, as well as the Administration Regulations on Cyber Data Security (Draft for Comments) published by the CAC for public comments in November 2021, exposes uncertainties and potential additional restrictions on China-based overseas-listed companies like us. If the detailed rules, implementations, or the enacted version of the draft measures mandate clearance of cybersecurity review and other specific actions to be completed by us, we face uncertainties as to whether such clearance can be timely obtained, the failure of which may subject us to penalties, which could materially and adversely affect our business and results of operations and the price of our securities. However, as the Company operates in a traditional food industry, we believe the promulgation of the above laws will have a low impact on the Company and CFOO believes it is in compliance with the above laws.

In addition, on December 24, 2021, the China Securities Regulatory Commission, or the CSRC, published the draft Regulations of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Administrative Provisions, and the draft Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) for public comments. Pursuant to these drafts, PRC domestic companies that directly or indirectly seek to offer or list their securities on an overseas stock exchange, including a PRC company limited by shares and an offshore company whose main business operations are in China and intends to offer securities or be listed on an overseas stock exchange based on its onshore equities, assets, incomes or similar interests, are required to file with the CSRC within three business days after submitting their application documents to the regulator in the place of intended listing or offering. Particularly, as for the PRC domestic companies that have directly or indirectly listed securities in overseas markets intend to conduct follow-on offerings in overseas markets, such companies are required to submit the filing with respect to the follow-on offering within three business days after completion of the follow-on offering.

Furthermore, the PRC anti-monopoly regulators have promulgated new anti-monopoly and competition laws and regulations and strengthened the enforcement under these laws and regulations. There remain uncertainties as to how the laws, regulations and guidelines recently promulgated will be implemented and whether these laws, regulations and guidelines will have a material impact on our business, financial condition, results of operations and prospects. We do not believe there GXXHIC is in violation of any laws, rules or regulations related to monopolies or competition but we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects. If any non-compliance is raised by relevant authorities and determined against us, we may be subject to fines and other penalties. These risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or be worthless.

Permissions Required from the PRC Authorities for Our Operations

GXXHIC has received a Business License from the relevant department of the State Administration for Market Regulation. Apart from the Business License, GXXHIC may be subject to additional licensing requirements for our business operation due to the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities.

Furthermore, in connection with the operations of GXXHIC, as of the date of this report, neither GXXHIC nor the Company are required to obtain any approval or permission from the CSRC, CAC or any other PRC governmental authorities, nor has the Company or GXXHIC received any formal inquiry, notice, warning or sanction from any PRC governmental authorities in connection with requirements of obtaining such approval or permission, under any currently effective PRC laws, regulations and regulatory rules.

However, the PRC government has recently indicated an intent to exert more oversight over offerings that are conducted overseas and/or foreign investment in China-based issuers like us, and published a series of proposed rules for public comments in this regard, the enaction timetable, final content, interpretation and implementation of which remains uncertain. Therefore, there are substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in general and whether we are required to complete filing or obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our future offshore offerings. If we had inadvertently concluded that such approvals were not required, or if applicable laws, regulations or interpretations change in a way that requires us to obtain such approval in the future, we may be unable to obtain such necessary approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could subject us to penalties, including fines, suspension of business and revocation of required licenses, significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our Subsidiary, GXXHIC, is Subject to Chinese Laws, Rules, And Regulations

Our subsidiary, GXXHIC, is subject to Chinese laws, rules, and regulations. Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us. We believe that GXXHIC will continue to manage any adverse effects on the premise of complying with Chinese laws, rules, and regulations. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding that the rules and regulations in China can change quickly with little advance notice and that the Chinese government may intervene or influence our operations at any time, could result in a material adverse change in our operations and the value of our securities.

Substantially all of our operations are conducted in China, and are governed by Chinese laws, rules and regulations. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases may be cited for reference but have limited value as precedents. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to interpret and/or enforce our legal rights. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings, and the level of legal protection we enjoy, than in more developed legal systems. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Furthermore, the Chinese legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect.

As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could affect our business and our ability to continue our operations.

Changes in Chinese political policies and economic and social policies or conditions may affect and fluctuate our business, results of operations and financial condition and may affect our growth and expansion strategies.

Substantially all of our assets and business operations are located in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by political, economic and social conditions in China generally, by continued economic growth in China as a whole, and by geopolitical stability in the region.

The Chinese economy, markets and levels of consumer spending are influenced by many factors beyond our control, including current and future economic conditions, political uncertainty, unemployment rates, inflation, fluctuations in the level of disposable income, taxation, foreign exchange control, and changes in interest and currency exchange rates. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, foreign exchange control and fiscal measures and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the restructuring of state assets and state-owned enterprises, and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned or controlled by the Chinese government. The Chinese government also exercises significant control or influence over Chinese economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary and fiscal policies, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in recent decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have an effect on us. Our results of operations and financial condition could be affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCOAB on December 16, 2021 and the HFCAA. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor is located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

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

Product category	Representative Products	Description
Nutrition Catering Series	Jasmine Beauty	Meal replacement and healthy snacks
Special Health Food Series	Power Centinent	Products that support a healthy active lifestyle and enhance Immunity
Health Supplement Series	Fuli Fruit Juice	Functional fruit beverages and dietary and nutritional supplements containing resveratrol, anthocyanin, superoxide enzyme
Skincare Series	Tightness	Facial skin care and recovery
Wine	Ame de Purete	Bordeaux wine from France

Jasmine Beauty	Power Centinent

Fuli Fruit Juice	Tightness

Our products are taken as healthcare supplements in accordance with the principles of traditional Chinese medicine including the principle complementary medicine and ideal ratios and combinations of ingredients.

Our wine business is customized production and procurement through establishing cooperative relationships with wine suppliers. Among them, high-quality wine is directly packaged and labeled in the country of origin and then imported through supply chain agents. At present, the main product of Alpha Wellness’s high-end wine business is a Puerto Rican red wine from France. The deep, strong and full-bodied Puerto Rico is a wine with rich tannins and fruit. We source this wine through a distribution agreement with Shenzhen Guisheng Supply Chain Co., Ltd.

Markets and Regions

The Great Health Industry refers to production, operation, service and information dissemination, maintenance, restoration, and promotions linked to health. It covers medical products, health supplements, nutritional foods, medical devices, health appliances, fitness, health management, health consulting and many other production and service areas closely related to human health. The Great Health Industry is an emerging industry with huge market potential, especially in China. The marketing and competitive strategy of our alcohol business is consistent with our health care product business. The market and customers of our liquor business are mainly mainland China and Hong Kong.

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

The main sales model of wine business is to develop online and offline distribution channels to increase sales and revenue. In terms of online sales, we hope to cooperate with third-party e-commerce platforms, social media, WeChat, Tiktok, Xiaohongshu and other We Media to build our online image. For example, we have built the official flagship store of Xiao Xiang Health on the Tmall e-commerce platform. The offline sales channel mainly cooperates with dealers for sales, mainly relying on distributors and sales agents.

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

Transfers of Cash to and from Our Subsidiaries

China Foods Holdings Ltd is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong through our subsidiary in Hong Kong, while our operations in PRC through our subsidiary in PRC. We may rely on dividends to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to China Foods Holdings Ltd. and China Foods Holdings Ltd. has not made any transfers, dividends or distributions to our subsidiaries.

China Foods Holdings Ltd. is permitted under the Delaware laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong is also permitted under the laws of Hong Kong to provide funding China Foods Holdings Ltd. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Delaware Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Delaware statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from China Foods Holdings Ltd. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to China Foods Holdings Ltd. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to China Foods. Certain payments from PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, our Hong Kong subsidiary has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that due to the small size of the Company and lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, management believes the controls and procedures provide a reasonable basis for the conclusions.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of segregation of duties could result in inadequate implementation and review financial reporting control procedures. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

(1) Xiao Jun Kong has served as our Chief Executive Officer, Chief Financial Officer, and director since July 13, 2018.

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2021, and 2020. Mr. Kong was paid no compensation for his roles as CEO, CFO and director for the years 2018, 2019, 2020 and 2021. Mr. Kong agreed to take no compensation during this time frame to voluntarily reduce the financial obligation of the Company. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO. LTD (“GHCMC”), which is not a competitor of the Company or GXXHIC. The CEO of GHCMC is a part-time position, requiring Mr. Kong to attend management meetings and Board of Director meetings, It is estimated that Mr. Kong’s service as CEO of GHCMC is very insignificant compared to his service to the Company, and these roles do not pose any conflict of interest.. Mr. Kong does not hold any other positions in any other entities.

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
Consolidated Statements of Operations and Comprehensive (Loss) Income:
For the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity:
For the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows:
For the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements:
For the years ended December 31, 2021 and 2020

(a)(2)	List of Financial Statement schedules included in Part IV hereof: None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
4.2	Description of Securities
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of common stock certificate (4)
10.1	Share Exchange Agreement, dated June 8, 2020, by and among the Company, Elite Creation Group Limited (ECGL), and the shareholders of ECGL (2)
10.2	Lease Agreement, dated June 28, 2018, by and between Guangzhou New Litchi Bay Exhibition Co. Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.3	Warehouse Lease Contract, effective April 1, 2018, by and between Guangzhou JinPengLai Property Management Co., Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.4	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Heilongjiang Hengyuan Food Co., Ltd. (3)
10.5	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Guangzhou JinTong Special Medical Food Co. Ltd. (3)
10.6	Director Retainer Agreement, dated July 7, 2020, by and between the Company and Yunsi Liu (3)
21.1	List of Subsidiaries.(3)

(1) Incorporated by reference to the Exhibits to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 20, 2019.

(2) Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2020.

(3) Incorporated by reference to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission previously filed on September 2, 2020

(4) Incorporated by Reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates stated.

China Foods Holdings Limited

(Registrant)

Dated: February 7, 2023

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

