Form 10-Q/A
period 2022-03-31
China Foods Holdings Ltd.
filed 2023-02-07
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No: 1)

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

NOTES REGARDING OUR COMPANY

Forward Looking Statements

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

Disclosures Related to Our Chinese Operations

China Foods Holdings Ltd. (the “Company”, “CFOO”, or “we”) was incorporated in Delaware on January 10, 2019. The Company is a Delaware holding company and we conduct our primary operations in China through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017 (“GXXHIC”).   GXXHIC is wholly owned by Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019, which is in turn wholly owned by Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018. Alpha Wellness (HK) Limited and Elite Creation Group are holding companies without operations and are wholly owned by the Company.

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

We do not believe there GXXHIC is in violation of any laws, rules or regulations but since these newly enacted rules are still evolving, we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects during the development of these new rules. However, in terms of business operation, GXXHIC expects to adapt to the newly issued rules and take dependent measures to comply with the laws and regulations of the Chinese authorities. The PRC government’s authority in regulating our operations and its oversight and control over offerings and listings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of such securities to significantly decline or be worthless. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our securities. But so far, the current operation and securities value of CFOO are stable, and we believe that its risks are to the Company are manageable.

GXXHIC has received a Business License from the relevant department of the State Administration for Market Regulation. Apart from the Business License, GXXHIC may be subject to additional licensing requirements for our business operation due to the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities.

For more information on these risks and other risks relating to our company, please see our 2021 Annual Report on Form 10-K/A for the period ended December 31, 2021.

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

Currently, the Company operates two business segments. Healthcare Business mainly provides health consulting advisory services and healthcare and wellness products to the customers and our Wine Business provides wine products to the customers.

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

Our Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded product sales returns of $4,741 and $0 for the period ended March 31, 2022 and 2021, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

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

	For the Period Ended March 31, 2022	For the Period Ended March 31, 2021

Consultancy service fee income	$64,058	$-
Sales of wine products	4,741	166,384
Sale of healthcare products		1,259

TOTAL	$68,799	$167,643

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides the wine products to the customers.

	Three Months Ended March 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$64,058	$–	$64,058
Sale of wine products	–	4,741	4,741
Total revenue	64,058	4,741	68,799

Cost of sales:
Consulting service income	(14,243)	-	(14,243)
Sale of wine products	-	(4,594)	(4,594)
Total cost of revenue	(14,243)	(4,594)	(18,837)

Gross profit	49,815	148	49,962

Operating Expenses
Selling and distribution	-	(8)	(8)
General and administrative	(31,479)	(93,450)	(124,929)
Total operating expenses	(31,479)	(93,458)	(124,937)

Segment (loss) income	$18,336	$(93,310)	$(74,975)

	Three Months Ended March 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$-	$–	$-
Sale of wine products		166,384	166,384
Sale of healthcare products	-	1,259	1,259
Total revenue	-	167,643	167,643

Cost of sales:
Consulting service income		-	-
Sale of wine products	-	(152,614)	(152,614)
Sale of healthcare products		(1,070)	(1,070)
Total cost of revenue	-	(153,684)	(153,684)

Gross profit	-	13,959	13,959

Operating Expenses
Selling and distribution	-	(11,649)	(11,649)
General and administrative	(34,839)	(179,337)	(214,176)
Total operating expenses	(34,839)	(190,986)	(225,825)

Segment (loss) income	$(34,839)	$(177,027)	$(211,866)

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

Revenue. For the three months ended March 31, 2022, we generated revenues of $68,799 and three months ended March 31, 2021, we generated revenues of $167,643 from our current business operations, respectively. The significant decrease due to the significant drop in the sales of wine products from the continued lockdown under the tight pandemic measure in China. The major customers are located in the HK during the period ended March 31, 2022, while all the major customers are located in the PRC during the period ended March 31, 2021.

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

