Form 10-K
period 2022-12-31
China Foods Holdings Ltd.
filed 2023-03-31
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32522

China Foods Holdings Ltd.

(Exact name of registrant as specified in its charter)

Delaware	84-1735478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2301A, 26 Harbour Road Wanchai, Hong Kong	0000
(Address of Principal Executive Offices)	(Zip Code)

(852) 3618-8608

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

As of March 29, 2023 the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

The Merger was effective on March 13, 2019.

On December 11, 2019, the Board of Directors approved a change to its fiscal year-end from September 30 to December 31. As a result of this change, the fiscal year is a 3 month transition period beginning October 1, 2019 through December 31, 2020. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 3-month period. Corresponding results for the years ended September 30, 2019 and 2018 are both for 12-month periods.

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

Corporate Organization Chart

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

We are a Delaware corporation and we conduct our primary operations in China through our subsidiary GXXHIC. We face various risks and uncertainties related to doing business in China. Our subsidiary GXXHIC is subject to complex and evolving PRC laws and regulations. Recently, the PRC enacted rules and regulations governing offshore offerings, anti-monopoly actions, and additional oversight on cybersecurity and data privacy.

We do not believe that GXXHIC is in violation of any laws, rules or regulations but since these newly enacted rules are still evolving, we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects during the development of these new rules. However, in terms of business operation, GXXHIC expects to adapt to the newly issued rules and take dependent measures to comply with the laws and regulations of the Chinese authorities.

The PRC government’s authority in regulating our operations and its oversight and control over offerings and listings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of such securities to significantly decline or be worthless. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our securities. But so far, the current operation and securities value of the Company are stable, and we believe that its risks are to the Company are manageable.

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

Transfers of Cash to and from Our Subsidiaries

China Foods Holdings Ltd is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong through our subsidiary in Hong Kong, while our operations in PRC are conducted through our subsidiary in PRC. We may rely on dividends to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or declare a dividend or other distributions to our shareholders. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to China Foods Holdings Ltd. and China Foods Holdings Ltd. has not made any transfers, dividends or distributions to our subsidiaries.

China Foods Holdings Ltd. is permitted under the Delaware laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary s also permitted under the laws of Hong Kong to provide funding China Foods Holdings Ltd. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

The Holding Foreign Companies Accountable Act (the “HFCA Act”)

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

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in Mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause trading in our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist our securities.

While there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, including the Statement of Protocol, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators or Nasdaq. In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. Until a new determination is reached by the PCAOB, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCA Act. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCA Act for two consecutive years, we may be prohibited from listing our securities on a national securities exchange and be delisted from the OTC Market. Delisting of our securities would force holders of our securities to sell their securities or convert them into our ordinary shares. The market price of our securities could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

ITEM 2. PROPERTIES

The Company’s operating office is located at No. 11, Qingbo Road, Ersha Island, Yuexiu District, Guangzhuou, China, with the area of 250 square meters.

The Company also entered a lease of corporate office located at Room 2301A, China Resources Building, 26 Harbour Road, Wanchai, Hong Kong with a monthly rent of HK$36,603 (approximately US$4,700). The lease will expire on May 16, 2023.

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

Quarter Ended	High Bid	Low Bid
December 2022	$1.27	$1.27
September 2022	$1.27	$1.26
June 2022	$1.26	$1.25
March 2022	$1.25	$1.25

December 2021	$2.50	$2.50
September 2021	$2.50	$2.50
June 2021	$2.00	$1.35
March 2021	$1.50	$1.50

Holders

At March 29, 2023, the Company had approximately 231 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2022 and 2021.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2022.

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
轻膳美

Jasmine Beauty

POWER

Power Centinent

Fuli Fruit Juice

TIGHTNESS
TIGHTNESS

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

The following table sets forth certain operational data for the years ended December 31, 2022 and 2021:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenues	$354,096	$361,116
Cost of revenue	(243,034)	(121,690)
Gross profit	111,062	239,426
Total operating expenses	(503,795)	(695,856)
Total other income	39,483	7,692
Loss before income taxes	(353,250)	(448,738)
Income tax expense	(828)	(6,671)
Net loss	(354,078)	(455,409)

Revenue. We generated revenues of $354,096 and $361,116 for the fiscal years ended December 31, 2022 and 2021. All of our major customers are located in the PRC and Hong Kong. Our revenue continued to decrease, due to the impact of COVID-19. We expect that the revenue would be gradually increased or returned to the levels previously recorded prior to the pandemic period, after the re-opening of the market in the first quarter of 2023.

During the years ended December 31, 2022, and 2021, the nature of businesses and segment was shown as below:

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to the customers; and
(ii)	Wine Segment, mainly provides wine products to the customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$141,053	$-	$141,053
Sale of healthcare products	39,599	-	39,599
Sale of wine products	-	173,444	173,444
Total revenue	180,652	173,444	354,096

Cost of sales:
Consulting service income	(59,747)	-	(59,747)
Sale of healthcare products	(14,888)	-	(14,888)
Sale of wine products	-	(168,399)	(168,399)
Total cost of revenue	(74,635)	(168,399)	(243,034)

Gross profit	106,017	5,045	111,062

Operating Expenses
Selling and distribution	-	(2,988)	(2,988)
General and administrative	(416,939)	(88,579)	(505,518)
Total operating expenses	(416,939)	(91,567)	(508,506)

Segment loss	$(310,922)	$(86,522)	$(397,444)

	Year Ended December 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$216,850	$-	$216,850
Sale of healthcare products	39,996	-	39,996
Sale of wine products	-	104,270	104,270
Total revenue	256,846	104,270	361,116

Cost of sales:
Consulting service income	(31,315)	-	(31,315)
Sale of healthcare products	(32,064)	-	(32,064)
Sale of wine products	-	(58,311)	(58,311)
Total cost of revenue	(63,379)	(58,311)	(121,690)

Gross profit	193,467	45,959	239,426

Operating Expenses
Selling and distribution	-	(5,076)	(5,076)
General and administrative	(690,780)	-	(690,780)
Total operating expenses	(690,780)	(5,076)	(695,856)

Segment (loss) income	$(497,313)	$40,883	$(456,430)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2022	2021

Hong Kong	$140,477	$216,850
China	213,619	144,266

	$354,096	$361,116

During the years ended December 31, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2022			December 31, 2022
	Revenues	Percentage of revenues		Accounts receivable
Guangzhou Dexin Huamao Trading Co., Ltd.	$164,566	46%		$-
Tang Fung Limited	140,477	40%		5,120
TOTAL	$305,043	86%	Total	$5,120

	Year ended December 31, 2021			December 31, 2021
	Revenues	Percentage of revenues		Accounts receivable
Simmax Supply Chian Limited	$165,391	46%		$-
Guangzhou Dexin Huamao Trading Co., Ltd.	103,072	29%		-
Tang Fung Limited	51,460	14%		-
TOTAL	$319,923	89%	Total	$-

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 68.64% for the fiscal year ended December 31, 2022. Cost of revenue as a percentage of net revenue was approximately 33.70% for the fiscal year ended December 31, 2021. The increase of cost of revenue as a percentage of net revenue is attributable to a increase in sale of wine product. During the years ended December 31, 2022 and 2021, the following vendors accounted for 10% or more of our purchases:

	Year ended December 31, 2022			December 31, 2022
Vendor	Purchases	Percentage of purchases		Accounts payable
Heilongjiang Hengyuan Food Co., Ltd.:	$7,981	100%	Total:	$8,013

	Year ended December 31, 2021			December 31, 2021
Vendor	Purchases	Percentage of purchases		Accounts payable
Heilongjiang Hengyuan Food Co., Ltd.:	$195,152	99%	Total:	$-

Gross Profit. We achieved a gross profit of $111,062 and $239,426 for the fiscal years ended December 31, 2022, and 2021, respectively. The decrease in gross profit is primarily attributable to the increase in cost of sales.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $503,795 and $690,780 for the fiscal years ended December 31, 2022, and 2021, respectively.

Other Income. We incurred other income of $39,483 for the fiscal year ended December 31, 2022, as compared to a other income of $7,692 for the fiscal year ended December 31, 2021. Our other income for the year ended December 31, 2022 consisted of the subsidy funds from Government and gain on termination of tenancy agreement.

Income Tax Expense. We recorded income tax expense of $828 and $6,671 for the fiscal years ended December 31, 2022 and 2021.

Net Loss. During the year ended December 31, 2022, we incurred a net loss of $354,078, as compared to a net loss $445,409 for the year ended December 31, 2021. The significant decreases due to a decrease in the general and administrative expenses.

Liquidity And Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $381,709, inventories of $138,582, operating right of use assets of $20,341, trade receivable of $5,120 and prepayments and other receivables of $74,813.

As of December 31, 2021, we had cash and cash equivalents of $609,434, inventories of $327,551, operating right of use assets of $350,563, tax recoverable of $8,910 and prepayments and other receivables of $139,254.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2022	2021
Net cash (used in) operating activities	$(171,598)	$(438,624)
Net cash provided by (used in) investing activities	22,930	(27,358)
Net cash (used in) provided by financing activities	(52,688)	50,319

Net Cash Used In Operating Activities.

For the year ended December 31, 2022, net cash used in operating activities was $171,598 which consisted primarily of a net loss of $354,078, the increase in depreciation of plant and equipment of $65,165, increase in the amortization of intangible asset of $500, decrease in gain from sale of plant and equipment of $16,277, decrease in gain from termination of lease of $8,038, increase in non-cash lease expense of $55,916, increase in accrued liabilities and other payables of $71,460, decrease in customer deposit of $267,181, decrease in prepayment and other receivables of $64,441, decrease in inventories of $188,969, increase in accounts payable of $8,013, increase in accounts receivable of $5,120 and increase in tax payable of $24,632.

For the year ended December 31, 2021, net cash used in operating activities was $438,620 which consisted primarily of a net loss of $455,409, the increase in depreciation of plant and equipment of $90,961, increase in the amortization of intangible asset of $521, increase in non-cash lease expense of $109,652, increase in accrued liabilities and other payables of $48,884, increase in prepayment and other receivables of $17,753, decrease in accounts payables of $7,827, decrease in tax payables of $17,229, increase in inventories of $121,279, and decrease in customer deposit of $69,141.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Investing Activities.

For the year ended December 31, 2022, net cash provided by investing activities was $22,930, consisted primarily of proceeds from sale of motor vehicle.

For the year ended December 31, 2021, net cash used in investing activities was $27,358, consisted primarily of leasehold improvement.

Net Cash (Used In) Provided By Financing Activities.

For the year ended December 31, 2022, net cash used in financing activities was $52,688, consisting primarily of advance from a related company of $1,333, repayment of lease liabilities of $54,021.

For the year ended December 31, 2021, net cash provided by financing activities was $50,319, consisting primarily of advance from a related company of $150,508 and repayment of lease liabilities of $100,189.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $1,272,273. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2022:

		Less			More
		than			than 5
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	Years
	$	$	$	$	$
Operating lease obligations	21,024	21,024	-	-	-

Total obligations	21,024	21,024	-	-	-

Off-Balance Sheet Arrangements.

As of December 31, 2022, the Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Summary of Critical Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2022 and 2021 was $500 and $521, respectively.

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

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded product sales returns $0 and $148,208 for the years ended December 31, 2022 and 2021, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

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

Accounting Standards Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2022. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2022 , and the adoption of this standard did not have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848, which provides relief to entities affected by reference rate reform. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2025. The standard is effective immediately and the Company adopted the standard in December 2022 with no financial impact. The Company is currently assessing the impact ASU 2020-04, for which this ASU 2022-06 relates, will have on its consolidated financial statements.

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

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Foods Holdings Limited (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ HKCM CPA& Co.

Certified Public Accountants

Firm ID : 3299

We have served as the Company’s auditor since 2020.

Hong Kong, China

March 31, 2023

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	December 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	381,709	609,434
Accounts receivable, net	5,120	-
Prepayments, deposits and other receivables	74,813	139,254
Inventories, net	138,582	327,551
Tax recoverable	-	8,910
Total Current Assets	600,224	1,085,149

Non-Current Assets
Plant and equipment, net	55,495	132,604
Right-of-use assets, net	20,341	350,563
Intangible assets, net	3,148	3,947
Total Non-Current Assets	78,984	487,114

TOTAL ASSETS	679,208	1,572,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	8,013	-
Accrued liabilities and other payables	122,660	51,200
Customer deposits	73,602	340,783
Lease liabilities	21,024	114,132
Amount due to a director	220,794	219,461
Amount due to a related company	199,964	199,964
Income tax payable	15,722	-
Total Current-Liabilities	661,779	925,540

Non-Current Liabilities
Lease liabilities – non-current portion	-	246,022

Commitment and contingents

Shareholders’ Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive income	(2,678)	26,516
Accumulated deficit	(1,272,273)	(918,195)
Total Shareholders’ Equity	17,429	400,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	679,208	1,572,263

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2022	2021

Revenue, net	$354,096	$361,116

Cost of revenue	(243,034)	(121,690)

Gross profit	111,062	239,426

Operating expenses
Selling and distribution expenses	2,988	5,076
General and administrative expenses	500,807	690,780
Total operating expenses	503,795	695,856

Loss from operation	(392,733)	(456,430)

Other income:
Interest income	190	1,277
Sundry income	39,293	6,415
Total other income	39,483	7,692

Loss before income tax	(353,250)	(448,738)

Income tax expenses	(828)	(6,671)

NET LOSS	$(354,078)	$(455,409)

Other comprehensive loss
Foreign currency adjustment (loss) gain	(29,194)	21,272

Comprehensive loss	$(383,272)	$(434,137)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	(loss) income	equity
Balances at January 1, 2021	20,252,309	$2,025	$1,290,355	$(462,786)	$5,244	$834,838

Foreign currency translation adjustment	-	-	-	-	21,272	21,272

Net loss for the year	-	-	-	(455,409)	-	(455,409)

Balances at December 31, 2021	20,252,309	2,025	1,290,355	(918,195)	26,516	400,701

Foreign currency translation adjustment	-	-	-	-	(29,194)	(29,194)

Net loss for the year	-	-	-	(354,078)	-	(354,078)

Balances at December 31, 2022	20,252,309	$2,025	$1,290,355	$(1,272,273)	$(2,678)	$17,429

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(354,078)	$(455,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	65,165	90,961
Amortization	500	521
Gain from sale of plant and equipment	(16,277)	-
Gain from termination of lease	(8,038)	-
Non-cash lease expense	55,916	109,652
	(256,812)	(254,275)
Change in operating assets and liabilities:
Accounts receivable	(5,120)	-
Prepayments, deposits and other receivables	64,441	(17,753)
Inventories	188,969	(121,279)
Accounts payable	8,013	(7,827)
Accrued liabilities and other payables	71,460	48,884
Customer deposits	(267,181)	(69,141)
Tax payable	24,632	(17,229)
Net cash used in operating activities	(171,598)	(438,620)

Cash flows from investing activities
Purchase of plant and equipment	-	(27,358)
Proceeds from sale of plant and equipment	22,930	-

Net cash provided by (used in) investing activities	22,930	(27,358)

Cash flows from financing activities:
Payment of lease liabilities	(54,021)	(100,189)
Advance from a related company	1,333	150,508
Net cash (used in) provided by financing activities	(52,688)	50,319

Foreign currency translation adjustment	(26,369)	18,699

Net change in cash and cash equivalents	(227,725)	(396,960)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	609,434	1,006,394

CASH AND CASH EQUIVALENTS, END OF YEAR	$381,709	$609,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Notes to Consolidated Financial Statements

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1: ORGANIZATION AND BUSINESS BACKGROUND

China Foods Holdings Ltd. (the “Company” or “CFOO”) was incorporated in Delaware on January 10, 2019.

The Company is a health and wellness company that develops, markets, promotes and distributes a variety of customized health and wellness care products and services, including supplements, healthy snacks, meal replacements, skincare products, and nutritional consultation services to consumers in China. The Company works with certain licensed healthcare food factories to develop and manufacture products and services that are distributed conventionally through sales agents and also through a network of e-commerce and social media platforms.

Due to the impact of the COVID-19 pandemic in the healthcare industry, the Company also offered a new line of high-end wine products in our online and offline sales platform, to diversify the market demand and customer needs.

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited (“ECGL”)	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited (“AWL”)	Hong Kong, a limited liability company	Investment holding	300,000 issued shares of HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited (“GXXHIC”)	The PRC, a limited liability company	Sales of healthcare products	RMB8,300,000	100%

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

Significant areas for which management uses estimates include:

●	revenue recognition at point in time and over time;
●	sales returns at point in time and allowances;
●	inventory;
●	estimated lives for tangible and intangible assets; and
●	income tax valuation allowances

These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and China.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2022 and 2021 was $500 and $521, respectively.

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

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The Company recorded product sales returns $0 and $148,208 for the years ended December 31, 2022 and 2021, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company also records its cost including taxes such as, urban construction tax and educational surtax.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and the related timing of revenue recognition:

Type of products or services	Timing of revenue recognition	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Consultancy service fee income	Services transferred over time	$141,053	$216,850
Sales of healthcare products	Goods transferred at a point in time	39,599	39,996
Sales of wine products	Goods transferred at a point in time	173,444	104,270

TOTAL		$354,096	$361,116

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

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2022 and 2021.

Years ended December 31, 2022 and 2021

	2022	2021
Year-end HK$:US$ exchange rate	0.12799	0.12822
Annual average HK$:US$ exchange rate	0.12771	0.12865
Year-end RMB:US$ exchange rate	0.14500	0.15742
Annual average RMB:US$ exchange rate	0.14879	0.15507

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Related Parties

The Company follows the ASC 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

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

Commitments and Contingencies

The Company follows the ASC 450-20, “Commitments” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Accounting Standards Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2022. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2022 , and the adoption of this standard did not have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848, which provides relief to entities affected by reference rate reform. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2025. The standard is effective immediately and the Company adopted the standard in December 2022 with no financial impact. The Company is currently assessing the impact ASU 2020-04, for which this ASU 2022-06 relates, will have on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance as of December 31, 2022, was $381,709, as compared to $609,434 as of December 31, 2021, it was decreased by $227,725. The current liabilities exceeded current assets by $61,555, the Company had an accumulated deficit of $1,272,273. The Company believes that its cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements.

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

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$141,053	$-	$141,053
Sale of healthcare products	39,599	-	39,599
Sale of wine products	-	173,444	173,444
Total revenue	180,652	173,444	354,096

Cost of sales:
Consulting service income	(59,747)	-	(59,747)
Sale of healthcare products	(14,888)	-	(14,888)
Sale of wine products	-	(168,399)	(168,399)
Total cost of revenue	(74,635)	(168,399)	(243,034)

Gross profit	106,017	5,045	111,062

Operating Expenses
Selling and distribution	-	(2,988)	(2,988)
General and administrative	(412,228)	(88,579)	(500,807)
Total operating expenses	(412,228)	(91,567)	(503,795)

Segment loss	$(306,211)	$(86,522)	$(392,733)

	Year Ended December 31, 2021
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$216,850	$-	$216,850
Sale of healthcare products	39,996	-	39,996
Sale of wine products	-	104,270	104,270
Total revenue	256,846	104,270	361,116

Cost of sales:
Consulting service income	(31,315)	-	(31,315)
Sale of healthcare products	(32,064)	-	(32,064)
Sale of wine products	-	(58,311)	(58,311)
Total cost of revenue	(63,379)	(58,311)	(121,690)

Gross profit	193,467	45,959	239,426

Operating Expenses
Selling and distribution	-	(5,076)	(5,076)
General and administrative	(690,780)	-	(690,780)
Total operating expenses	(690,780)	(5,076)	(695,856)

Segment (loss) income	$(497,313)	$40,883	$(456,430)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2022	2021

Hong Kong	$140,477	$216,850
China	213,619	144,266

	$354,096	$361,116

NOTE 5: PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2022	December 31, 2021

Prepayments	$-	$3,077
Rental deposits	40,115	33,961
Purchase deposits	23,835	-
Other receivables	10,863	102,216
	$74,813	$139,254

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 31, 2022	December 31, 2021

Finished goods - wine products	$138,582	$327,551

For the years ended December 31, 2022 and 2021, no allowance for obsolete inventories was recorded by the Company.

NOTE 7: PLANT AND EQUIPMENT

	December 31, 2022	December 31, 2021

Motor vehicle	$284,255	$311,343
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation difference, net	(4,095)	17,603
	322,983	371,769

Less: accumulated depreciation	(258,665)	(228,507)
Foreign translation difference, net	(8,823)	(10,658)
Plant and equipment. net	$55,495	$132,604

Depreciation expense for the years ended December 31, 2022 and 2021 were $65,165 and $90,961, respectively.

NOTE 8: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of December 31, 2022 and 2021, the deposit received from customers was $73,602 and $340,783, respectively.

NOTE 9: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

NOTE 10: LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 years, through May 16, 2023.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2022	December 31, 2021

Right-of-use assets	$20,341	$350,563

The lease liability is as follows:

	December 31, 2022	December 31, 2021

Current portion	$21,024	$114,132
Non-current portion	-	246,022

Total	$21,024	$360,154

NOTE 11: SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized, subject to limitations prescribed by Delaware law, to issue up to 100,000,000 shares of common stock with a par value of $0.0001.

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

As of December 31, 2022 and 2021, a total of 20,252,309 shares of common stock were issued and outstanding.

Preferred Stock

The Company is not currently authorized to issue shares of preferred stock. The Certificate of Incorporation, however, allows the board of directors to authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock in the event that shares of preferred stock are authorized in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of our company and may adversely affect the market price of our common stock and the voting and other rights of the holders of common stock. The Company has no current plans to issue any shares of preferred stock.

NOTE 12: NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Net loss attributable to common shareholders	$(354,078)	$(455,409)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.02)	$(0.02)

For the years ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2022	2021

Current tax	$828	$6,671
Deferred tax	-	-
Income tax expense	$828	$6,671

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

For the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2022 and 2021, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2022, the operation in the United States incurred $190,203 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

AWL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021

(Loss) income before income taxes	$(7,211)	$80,157
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(595)	6,613
Tax adjustments	1,423	1,345
Tax holiday	-	(1,287)
Income tax expense	$828	$6,671

The PRC

GXXH operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021

Loss before income taxes	$(250,911)	$(505,601)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(62,728)	(126,400)
Net operating loss	62,728	126,400
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards
- United States	$149,874	$54,747
- PRC	309,631	246,903
	459,505	301,650
Less: valuation allowance	(459,505)	(301,650)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2022 and 2021.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in the Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2022 and 2021, $19,467 and $23,617 contributions were made accordingly.

NOTE 15: RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2022 and 2021, the Company owed the balance of $220,794 and $219,461 to its director, and owed the balance of $199,964 and $199,964 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 16: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2022 and 2021, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2022			December 31, 2022
	Revenues	Percentage of revenues		Accounts receivable
Customer B	$164,566	46%		$-
Customer C	140,477	40%		5,120
TOTAL	$305,043	86%	Total	$5,120

The Company’s major customers are located in the People’s Republic of China and Hong Kong.

	Year ended December 31, 2021			December 31, 2021
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$165,391	46%		$-
Customer B	103,072	29%		-
Customer C	51,460	14%		-
TOTAL	$319,923	89%	Total	$-

(b) Major vendors

For the years ended December 31, 2022 and 2021, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2022			December 31, 2022
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$17,493	100%	Total:	$8,013

	Year ended December 31, 2021			December 31, 2021
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$195,152	99%	Total:	$-

All of the Company’s vendors are located in the People’s Republic of China.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

(f) Risk from COVID

As a result of COVID-19, the Company has been unable to satisfy certain customer orders for the products. As a result, the customers have experienced delays in receiving the products. There is uncertainty around the duration and breadth of the COVID-19 pandemic, and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of December 31, 2022 and 2021, the Company has no material commitments or contingencies.

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis. Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2022, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Kong Xiao Jun	51	Chief Executive Officer, Chief Financial Officer and Director

Liu Yang	37	Director

Cheng Ni Hu	32	Director

Yunsi Liu	35	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 51, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Liu Yang, age 37, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education. Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Cheng Ni Hu, age 32, was appointed to serve as our director in July 9, 2020. She currently serves as the Marketing director of KangHuaGuoYao (GuangDong) Tech Pty. Ltd. for formulating the company’s strategy in marketing, branding and producing, and has served in that role since December 2018. From 2016 to 2018, she served as restore and relocate project manager in North Sydney Railway. Ms. Hu graduated from the University of Sydney with a Bachelor degrees in Commerce and Combined Commerce (Marketing) and Public Affair from Southern California University. Ms. Hu brings to the Board her experience in marketing and operations.

Yunsi Liu, age 35, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Kong Xiao Jun	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, and director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2022, and 2021. Mr. Kong was paid no compensation for his roles as CEO, CFO and director for the years of 2020 and 2021. Mr. Kong agreed to take no compensation during this time frame to voluntarily reduce the financial obligation of the Company. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO. LTD (“GHCMC”), which is not a competitor of the Company or GXXHIC. The CEO of GHCMC is a part-time position, requiring Mr. Kong to attend management meetings and Board of Director meetings, It is estimated that Mr. Kong’s service as CEO of GHCMC is very insignificant compared to his service to the Company, and these roles do not pose any conflict of interest. Mr. Kong does not hold any other positions in any other entities.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal years ended December 31, 2022 and 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal years ended December 31, 2022 and 2021, we paid each of our non-employee directors as follows:

Name	Year	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu	2022	-	–	–	–	–	–	-
	2021	-	–	–	–	–	–	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Xiao Jun Kong (3)	18,951,000	93.57%
Cheng Ni Hu	675,000	3.33%

All executive officers and directors as a group (2 persons)	19,626,000	96.90%

Shareholders Holding In Excess of 5%
HY (HK) Financial Investments Co., Ltd. (3)	5,001,000	24.69%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 29,2023. Applicable percentage ownership is based on 20,252,309 shares of common stock outstanding as of March 29,2023, and any shares that such person or persons has the right to acquire within 60 days of March 29, 2023, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by HY (HK) Financial Investments Co., Ltd. Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co., Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2022, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 13 above.

	As of December 31,
	2022	2021
Amount due (to) from a director	(220,794)	(219,461)

Amount due (to) a related company	(199,964)	(199,964)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $42,000 for 2022 and $42,000 for 2021.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2022 and $0 for 2021.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2022 and $0 for 2021.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2022 and $0 for 2021.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet:
December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity:
For the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows:
For the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements:
For the years ended December 31, 2022 and 2021

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

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Share Exchange Agreement, dated June 8, 2020, by and among the Company, Elite Creation Group Limited (ECGL), and the shareholders of ECGL (2)
10.2	Lease Agreement, dated June 28, 2018, by and between Guangzhou New Litchi Bay Exhibition Co. Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.3	Warehouse Lease Contract, effective April 1, 2018, by and between Guangzhou JinPengLai Property Management Co., Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.4	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Heilongjiang Hengyuan Food Co., Ltd. (3)
10.5	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Guangzhou JinTong Special Medical Food Co. Ltd. (3)
10.6	Director Retainer Agreement, dated July 7, 2020, by and between the Company and Yunsi Liu (3)
21.1	List of Subsidiaries.(3)

(1)	Incorporated by reference to the Exhibits to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 20, 2019.
(2)	Incorporated by reference to the Current Report filed on Form 8-K/A with the Securities and Exchange Commission on September 2, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission previously filed on September 2, 2020

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

China Foods Holdings Limited

(Registrant)

Dated: March 31, 2023

By:	/s/Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

