Form 10-Q
period 2023-03-31
China Foods Holdings Ltd.
filed 2023-05-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 13, 2023
Common Stock, with $0.0001 par value	20,252,309 shares

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	309,354	381,709
Accounts receivable, net	5,096	5,120
Deposits and other receivables	62,175	74,813
Inventories, net	129,633	138,582
Total Current Assets	506,258	600,224

Non-Current Assets
Plant and equipment, net	41,245	55,495
Right-of-use assets, net	6,848	20,341
Intangible assets, net	3,040	3,148
Total Non-Current Assets	51,133	78,984

TOTAL ASSETS	557,391	679,208

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	-	8,013
Accrued liabilities and other payables	127,275	122,660
Customer deposits	73,920	73,602
Lease liabilities	7,115	21,024
Amount due to a director	224,137	220,794
Amount due to a related company	199,964	199,964
Income tax payable	15,649	15,722
Total Current Liabilities	648,060	661,779

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of March 31, 2023, and December 31, 2022 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(2,905)	(2,678)
Accumulated deficit	(1,380,144)	(1,272,273)
Total Stockholders’ (Deficit) Equity	(90,669)	17,429

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	557,391	679,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

3

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue, net	12,205	68,799

Cost of revenue	(9,497)	(18,837)

Gross profit	2,708	49,962

Operating expenses
Selling and distribution expenses	2,328	8
General and administrative expenses	108,592	124,929
Total operating expenses	110,920	124,937

Loss from operation	(108,212)	(74,975)

Other Income
Interest income	5	342
Sundry income	336	77
Total other income	341	419

Loss before income tax	(107,871)	(74,556)

Income tax expenses	-	(2,268)

NET LOSS	(107,871)	(76,824)

Other comprehensive loss
Foreign currency adjustment loss	(227)	(602)

Comprehensive loss	(108,098)	(77,426)

Net loss per common share
Basic and diluted*	(0.01)	(0.00)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Unaudited)

	For the three months ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2023	20,252,309	2,025	1,290,355	(1,272,273)	(2,678)	17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	1,380,144	(2,905)	(90,669)

	For the three months ended March 31, 2022
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	income	equity
		$	$	$	$	$

Balance at January 1, 2022	20,252,309	2,025	1,290,355	(918,195)	26,516	400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	2,025	1,290,355	(995,019)	25,914	323,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(107,871)	$(76,824)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	14,351	19,618
Amortization	123	132
Non-cash lease expense	13,398	31,556
	(79,999)	(25,518)
Change in operating assets and liabilities:
Accounts receivables	24	-
Deposits and other receivables	12,638	(20,879)
Inventories	8,949	(4,542)
Accounts payable	(8,013)	-
Accrued liabilities and other payables	4,615	329
Customer deposits	318	(63,732)
Lease liabilities	(13,909)	(26,377)
Income tax payable	(73)	64
Net cash used in operating activities	(75,450)	(140,655)

Cash flow from financing activities:
Advances from a director	3,343	29,153
Net cash provided by financing activities	3,343	29,153

Foreign currency translation adjustment	(248)	(4,249)

Net change in cash and cash equivalents	(72,355)	(115,751)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,709	609,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$309,354	$493,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6

China Foods Holdings Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023

NOTE 1 – NATURE OF OPERATIONS

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

7

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2023 and December 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2023 and 2022 were $14,351 and $19,618, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months ended March 31, 2023 and 2022 were $123 and $132, respectively.

Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, as well as intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

Revenue recognition

The Company adopted ASC 606 – “Revenue from Contracts with Customers” (“ASC Topic 606”). Under ASC Topic 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Toipc 606, the Company performs the following five steps:

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded product sales returns of $0 and $4,741 for the three months ended March 31, 2023 and 2022, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Consultancy service fee income	$-	$64,058
Sale of wine products	12,100	4,741
Sales of healthcare products	105	-

TOTAL	$12,205	$68,799

Income taxes

The Company adopted the ASC Topic 740, “Income Taxes” (“ASC Topic 740”) provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended March 31, 2023 and 2022.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the People’s Republic of China and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the three months ended March 31, 2023 and 2022:

	2023	2022
Period-end HK$:US$ exchange rate	0.12739	0.12711
Period average HK$:US$ exchange rate	0.12758	0.12811
Period-end RMB:US$ exchange rate	0.14560	0.15764
Period average RMB:US$ exchange rate	0.14615	0.15752

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Leases

The Company adopted ASC Topic 842, “Leases” (“ASC Topic 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in ASC Topic 840, “Leases” (“ASC Topic 840”).

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

Related parties

The Company follows the ASC Topic 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

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

Commitments and contingencies

The Company follows the ASC Topic 450-20, “Commitments” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Fair value Measurement

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Recently Adopted

Credit Losses– Measurement of Credit Losses on Financial Instruments

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, “Credit Losses – Measurement of Credit Losses on Financial Instruments (ASC Topic 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures,” which eliminates the accounting guidance for TDRs, now requiring an entity to determine whether a modification results in a new loan or a continuation of an existing loan, as well as expanding disclosures related to modifications and requires disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a material impact on its unaudited condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the three months ended March 31, 2023, the Company incurred a net loss of $107,871 and suffered from a working capital deficit of $141,802 as of March 31, 2023. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

NOTE 4 - SEGMENT REPORTING

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

	Three Months Ended March 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	105	-	105
Sale of wine products	–	12,100	12,100
Total revenue	105	12,100	12,205

Cost of sales:
Sale of healthcare products	(55)	-	(55)
Sale of wine products	-	(9,442)	(9,442)
Total cost of revenue	(55)	(9,442)	(9,497)

Gross profit	50	2,658	2,708

Operating Expenses
Selling and distribution	-	(2,328)	(2,328)
General and administrative	(62,659)	(45,933)	(108,592)
Total operating expenses	(62,659)	(48,261)	(110,920)

Segment loss	$(62,609)	$(45,603)	$(108,212)

	Three Months Ended March 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$64,058	$–	$64,058
Sale of wine products	–	4,741	4,741
Total revenue	64,058	4,741	68,799

Cost of sales:
Consulting service income	(14,243)	-	(14,243)
Sale of wine products	-	(4,594)	(4,594)
Total cost of revenue	(14,243)	(4,594)	(18,837)

Gross profit	49,815	148	49,962

Operating Expenses
Selling and distribution	-	(8)	(8)
General and administrative	(31,479)	(93,450)	(124,929)
Total operating expenses	(31,479)	(93,458)	(124,937)

Segment (loss) income	$18,336	$(93,310)	$(74,975)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Hong Kong	$-	$64,058
China	12,205	4,741

TOTAL	$12,205	$68,799

NOTE 5 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31, 2023	December 31, 2022
		(Audited)
Rental deposits	$40,241	$40,115
Purchase deposits	19,029	23,835
Other receivables	2,905	10,863
	$62,175	$74,813

Purchase deposits represented deposit payments made to suppliers for daily operation, procurement, which are interest-free, unsecured and received by the Company when corporation with suppliers are terminated.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
		(Audited)
Finished goods – Healthcare products	928	-
Finished goods – Wine products	128,705	138,582
	$129,633	$138,582

For the three months ended March 31, 2023 and 2022, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 year, through May 16, 2023.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2023	December 31, 2022
		(Audited)
Right-of-use assets	$6,848	$20,341

The lease liability – right of use is as follows:

	March 31, 2023	December 31, 2022
		(Audited)
Lease liabilities	$7,115	$21,024

As of March 31, 2023, the operating lease payment of $13,909 will become matured in the next 12 months.

NOTE 8 – PLANT AND EQUIPMENT

	March 31, 2023	December 31, 2022
		(Audited)
Motor vehicle	$284,255	$284,255
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	(3,330)	(4,095)
	323,748	322,983

Less: accumulated depreciation	(273,016)	(258,665)
Foreign translation adjustment	(9,487)	(8,823)
Plant and equipment, net	$41,245	$55,495

Depreciation expense for the three months ended March 31, 2023 and 2022 were $14,351 and $19,618, respectively.

NOTE 9 – AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of March 31, 2023 and December 31, 2022, the amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and have no fixed terms of repayments.

NOTE 10 – STOCKHOLDERS’ (DEFICIT) EQUITY

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

As of March 31, 2023, and December 31, 2022, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2023	2022

Current tax	$-	$2,268
Deferred tax	-	-
Income tax expense	$-	$2,268

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022

Loss before income taxes	$(56,794)	$(92,981)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(14,199)	(23,245)
Net operating loss	14,199	23,245
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2022	2021

(Loss) income before income tax	$(49,405)	$23,718
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(4,076)	1,957
Tax adjustments	2,304	311
Net operating loss	1,772	-
Income tax expense	$-	$2,268

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$151,546	149,874
- Hong Kong	1,772	-
- PRC	323,830	309,631
	477,148	459,505
Less: valuation allowance	(477,148)	(459,505)
Deferred tax assets, net	$-	$-

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 13 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2023, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 85% of the Company’s revenues amounting to $10,347.

For the three months ended March 31, 2022, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 99% of the Company’s revenues amounting to $64,058.

The Company’s major customers are located in the People’s Republic of China.

(a)	Major vendors

For the three months ended March 31, 2023, No vendor represented more than 10% of the Company’s purchases.

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

NOTE 14 COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

NOTE 15 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Business Overview

We are a health and wellness company that develops, markets, promotes and distributes a variety of customized health and wellness care products and services, including supplements, healthy snacks, meal replacements, skincare products, and nutritional consultation services to consumers in China and Hong Kong. We work with certain licensed healthcare food factories to develop and manufacture products and services that are distributed conventionally through sales agents and also through a network of e-commerce and social media platforms.

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

The following table sets forth certain operational data for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue, net	$12,205	$68,799
Cost of revenue	(9,497)	(18,837)
Gross profit	2,708	49,962
Total operating expenses	(110,920)	(124,937)
Total other income	341	419
Loss before income tax	(107,871)	(74,556)
Income tax expenses	-	(2,268)
Net loss	(107,871)	(76,824)

Revenue. For the three months ended March 31, 2023 and 2022, we generated revenues of $12,205 and $68,799 from our current business operations, respectively. The significant decrease due to the significant drop in the sales in Hong Kong. The major customers are located in the PRC during the period ended March 31, 2023, while the major customers are located in the Hong Kong during the period ended March 31, 2022.

Cost of Revenue. For the three months ended March 31, 2023, the cost of revenue was $9,497 and as a percentage of net revenue, approximately 77.82%. Cost of revenue for the three months ended March 31, 2022 was $18,837, and as a percentage of net revenue, approximately 27.38%. The cost of revenue decreased due to a significant drop in the sales in Hong Kong.

Operation expenses. For the three months ended March 31, 2023 and 2022, the operating expenses were $110,920 and $124,937, respectively. The operating expenses decreased slightly due to a decrease in general and administrative expenses

Other income. For the three months ended March 31, 2023 and 2022, the other income was $341 and $419, respectively. The other income decreased due to a decrease in interest income during the period ended March 31, 2023.

Net Loss. For the three months ended March 31, 2023 and 2022, we incurred a net loss of $107,871 and $76,824. The increase in net loss is primarily attributable to the decrease in revenue.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $309,354, inventories of $129,633, operating right of use assets of $6,848, accounts receivable of $5,096 and deposits and other receivables of $62,175.

As of December 31, 2022, we had cash and cash equivalents of $381,709, inventories of $138,582, operating right of use assets of $20,341, accounts receivable of $5,120 and deposits and other receivables of $74,813.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(75,450)	$(140,655)
Net cash provided by financing activities	3,343	29,153

Net Cash Used In Operating Activities.

For the three months ended March 31, 2023, net cash used in operating activities was $75,450, which primarily consisted of a net loss of $107,871, non-cash adjustments of depreciation of plant and equipment of $14,351, amortization of intangible asset of $123, non-cash lease expense of $13,398, increase in accrued liabilities and other payables of $4,615, increase in customer deposits of $318, decrease in deposits and other receivables of $12,638, decrease in inventories of $8,949, decrease in accounts payable of $8,013, decrease in accounts receivable of $24, decrease in income tax payable of $73, and decrease in lease liabilities of $13,909.

For the three months ended March 31, 2022, net cash used in operating activities was $140,655, which primarily consisted of a net loss of $76,824, non-cash adjustments of depreciation of plant and equipment of $19,618, amortization of intangible asset of $132, non-cash lease expense of $31,556, the increase in deposits and other receivables of $20,879, increase in inventories of $4,542, increase in accrued liabilities and other payables of $329, increase in income tax payable of $64, decrease in customer deposits of $63,732, and decrease in lease liabilities of $26,377.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2023, net cash provided by financing activities was $3,343, which consisted of advances from a director.

For the three months ended March 31, 2022, net cash provided by financing activities was $29,153, which consisted of advances from a director of $29,153.

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

The Company’s accounting policies are more fully described in Note 1 and 2 of the unaudited condensed consolidated financial statements. As discussed in Note 1 and 2, the preparation of the naudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2023.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2023, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. Management has indicated they do not, at this time, intend to pursue the defaults.

Item 4. Mine Safety Disclosure

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

China Foods Holdings Ltd.

Dated: May 15, 2023	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

