Form 10-Q
period 2023-06-30
China Foods Holdings Ltd.
filed 2023-08-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 11, 2023
Common Stock, with $0.0001 par value	20,252,309 shares

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

We do not believe there GXXHIC is in violation of any laws, rules or regulations but since these newly enacted rules are still evolving, we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects during the development of these new rules. However, in terms of business operation, GXXHIC expects to adapt to the newly issued rules and take dependent measures to comply with the laws and regulations of the Chinese authorities. The People’s Republic of China (the “PRC”) government’s authority in regulating our operations and its oversight and control over offerings and listings conducted overseas by, and foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Implementation of industry-wide regulations in this nature may cause the value of such securities to significantly decline or be worthless. Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our securities. But so far, the current operation and securities value of CFOO are stable, and we believe that its risks are to the Company are manageable.

GXXHIC has received a Business License from the relevant department of the State Administration for Market Regulation. Apart from the Business License, GXXHIC may be subject to additional licensing requirements for our business operation due to the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities.

For more information on these risks and other risks relating to our company, please see our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor, ARK Pro CPA & Co (formerly HKCM & CPA Co.), is based in Hong Kong and is subject to the determinations announced by the PCOAB on December 16, 2021 and the HFCAA. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor is located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	243,739	381,709
Accounts receivable, net	5,104	5,120
Deposits and other receivables	60,955	74,813
Inventories, net	121,502	138,582
Total Current Assets	431,300	600,224

Non-Current Assets
Plant and equipment, net	25,847	55,495
Right-of-use assets, net	-	20,341
Intangible assets, net	2,762	3,148
Total Non-Current Assets	28,609	78,984

TOTAL ASSETS	459,909	679,208

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	1,398	8,013
Accrued liabilities and other payables	161,187	122,660
Customer deposits	69,974	73,602
Lease liabilities	-	21,024
Amount due to a director	239,945	220,794
Amount due to a related company	199,964	199,964
Income tax payable	15,675	15,722
Total Current Liabilities	688,143	661,779

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(6,758)	(2,678)
Accumulated deficit	(1,513,856)	(1,272,273)
Total Stockholders’ (Deficit) Equity	(228,234)	17,429

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	459,909	679,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue, net	6,840	94,835	19,045	163,634

Cost of revenue	(1,538)	(28,474)	(11,035)	(47,311)

Gross profit	5,302	66,361	8,010	116,323

Operating expenses:
Selling and distribution expenses	930	2,642	3,258	2,650
General and administrative expenses	138,325	107,762	246,917	232,691
Total operating expenses	139,255	110,404	250,175	235,341

Loss from operation	(133,953)	(44,043)	(242,165)	(119,018)

Other Income:
Interest income	241	36	246	113
Sundry income	-	10,589	336	10,931
Total other income	241	10,625	582	11,044

Loss before income tax	(133,712)	(33,418)	(241,583)	(107,974)

Income tax expenses	-	(4,305)	-	(6,573)

Net loss	(133,712)	(37,723)	(241,583)	(114,547)

Other comprehensive loss:
Foreign currency adjustment loss	(3,853)	(19,054)	(4,080)	(19,656)

Comprehensive loss	(137,565)	(56,777)	(245,663)	(134,203)

Net loss per common share
Basic and diluted*	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Unaudited)

	For the three and six months ended June 30, 2023
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2023	20,252,309	2,025	1,290,355	(1,272,273)	(2,678)	17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	(1,380,144)	(2,905)	(90,669)

Net loss for the period	-	-	-	(133,712)	-	(133,712)

Foreign currency translation adjustment	-	-	-	-	(3,853)	(3,853)

Balance at June 30, 2023	20,252,309	2,025	1,290,355	(1,513,856)	(6,758)	(228,234)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	Deficit	income	Equity
		$	$	$	$	$

Balance at January 1, 2022	20,252,309	2,025	1,290,355	(918,195)	26,516	400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	2,025	1,290,355	(995,019)	25,914	323,275

Net loss for the period	-	-	-	(37,723)	-	(37,723)

Foreign currency translation adjustment	-	-	-	-	(19,054)	(19,054)

Balance at June 30, 2022	20,252,309	2,025	1,290,355	(1,032,742)	6,860	266,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(241,583)	$(114,547)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	28,511	36,191
Amortization	243	259
Non-cash lease expense	20,274	35,814
	(192,555)	(42,283)
Change in operating assets and liabilities:
Accounts receivables	16	-
Deposits and other receivables	13,858	15,298
Inventories	17,080	27,030
Accrued liabilities and other payables	38,527	7,139
Accounts payable	(6,615)	-
Income tax payable	(47)	8,840
Customer deposits	(3,628)	(93,832)
Lease liabilities	(21,168)	(49,104)
Net cash used in operating activities	(154,532)	(126,912)

Cash flows from financing activities:
Advances from (repayment to) a director	19,151	(4,796)
Net cash provided by (used in) financing activities	19,151	(4,796)

Foreign currency translation adjustment	(2,589)	(512)

Net change in cash and cash equivalents	(137,970)	(132,220)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,709	609,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,739	$477,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

Credit Losses – Measurement of Credit Losses on Financial Instruments

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

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2023 and December 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2023 were $14,160 and $28,511, respectively, and for the three and six months ended June 30, 2022 were $16,573 and $36,191, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and six months ended June 30, 2023 were $120 and $243, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded product sales returns of $0 and $4,741 for the six months ended June 30, 2023 and 2022, respectively. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022

Consultancy service fee income	$-	$71,394
Sale of wine products	6,175	23,441
Sales of healthcare products	665	-

TOTAL	$6,840	$94,835

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Consultancy service fee income	$-	$135,452
Sale of wine products	18,275	28,182
Sales of healthcare products	770	-

TOTAL	$19,045	$163,634

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the six months ended June 30, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the PRC and maintain its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2023 and 2022:

	2023	2022
Period-end HK$:US$ exchange rate	0.12761	0.12744
Period average HK$:US$ exchange rate	0.12757	0.12779
Period-end RMB:US$ exchange rate	0.13782	0.14930
Period average RMB:US$ exchange rate	0.14436	0.15438

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Potential common stocks that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share.

Comprehensive loss

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

Leases

The Company adopted ASC Topic 842, “Leases” (“ASC Topic 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, accrued liabilities and other payables, and customer deposits approximate their fair values because of the short maturity of these instruments.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company has evaluated that the impact of all recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended June 30, 2023, the Company incurred a net loss of $241,583 and suffered from a working capital deficit of $256,843 as of June 30, 2023. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SEGMENT REPORTING

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

	Three months ended 30 June, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$-	$–	$-
Sale of wine products	$-	$6,175	$6,175
Sale of healthcare products	665	–	665
Total revenue	665	6,175	6,840

Cost of revenue:
Consulting service income	–	–	–
Sale of wine products	-	(1,241)	(1,241)
Sale of healthcare products	(297)	–	(297)
Total cost of revenue	(297)	(1,241)	(1,538)

Gross profit	368	4,934	5,302

Operating expenses:
Selling and distribution	-	(930)	(930)
General and administrative	(92,536)	(45,789)	(138,325)
Total operating expenses	(92,536)	(46,719)	(139,255)

Segment loss	$(92,168)	$(41,785)	$(133,953)

	Three months ended 30 June, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$71,394	$–	$71,394
Sale of wine products	–	23,441	23,441
Sale of healthcare products	–	–	–
Total revenue	71,394	23,441	94,835

Cost of revenue:
Consulting service income	(14,025)	-	(14,025)
Sale of wine products	-	(14,449)	(14,449)
Sale of healthcare products	–	–	–
Total cost of revenue	(14,025)	(14,449)	(28,474)

Gross profit	57,369	8,992	66,361

Operating Expenses
Selling and distribution	-	(2,642)	(2,642)
General and administrative	(33,055)	(74,707)	(107,762)
Total operating expenses	(33,055)	(77,349)	(110,404)

Segment income (loss)	$24,314	$(68,357)	$(44,043)

	Six months ended June 30, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$-	$–	$-
Sale of wine products	-	18,275	18,275
Sale of healthcare products	770	–	770
Total revenue	770	18,275	19,045

Cost of revenue:
Consulting service income	-	-	-
Sale of wine products	-	(10,683)	(10,683)
Sale of healthcare products	(352)	–	(352)
Total cost of revenue	(352)	(10,683)	(11,035)

Gross profit	418	7,592	8,010

Operating Expenses
Selling and distribution	-	(3,258)	(3,258)
General and administrative	(155,195)	(91,722)	(246,917)
Total operating expenses	(155,195)	(94,980)	(250,175)

Segment loss	$(154,777)	$(87,388)	$(242,165)

	Six months ended June 30, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$135,452	$–	$135,452
Sale of wine products	–	28,182	28,182
Sale of healthcare products	–	–	–
Total revenue	135,452	28,182	163,634

Cost of sales:
Consulting service income	(28,268)	-	(28,268)
Sale of wine products	-	(19,043)	(19,043)
Sale of healthcare products	–	–	–
Total cost of revenue	(28,268)	(19,043)	(47,311)

Gross profit	107,184	9,139	116,323

Operating Expenses
Selling and distribution	-	(2,650)	(2,650)
General and administrative	(64,534)	(168,157)	(232,691)
Total operating expenses	(64,534)	(170,807)	(235,341)

Segment income (loss)	$42,650	$(161,668)	$(119,018)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022

Hong Kong	$-	$71,394
China	6,840	23,441

TOTAL	$6,840	$94,835

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Hong Kong	$-	$135,452
China	19,045	28,182

TOTAL	$19,045	$163,634

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30, 2023	December 31, 2022
		(Audited)
Rental deposits	$39,947	$40,115
Purchase deposits	18,242	23,835
Other receivables	2,766	10,863
	$60,955	$74,813

Purchase deposits represented deposit payments made to suppliers for recurring procurement, which are interest-free, unsecured and receivable by the Company.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
		(Audited)
Finished goods – Healthcare products	$951	$-
Finished goods – Wine products	120,551	138,582
	$121,502	$138,582

For the three and six months ended June 30, 2023 and 2022, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 years, through May 16, 2023. Upon expiry, the Company renewed and leased an office premise under operating lease with a term of 1 year.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2023	December 31, 2022
		(Audited)
Right-of-use assets	$-	$20,341

The lease liability – right of use is as follows:

	June 30, 2023	December 31, 2022
		(Audited)
Lease liabilities	$-	$21,024

As of June 30, 2023, the operating lease payment of $21,168 will become matured in the next 12 months.

NOTE 8 – PLANT AND EQUIPMENT

	June 30, 2023	December 31, 2022
		(Audited)
Motor vehicle	$284,255	$284,255
Furniture, fixture and equipment	15,465	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	(16,781)	(4,095)
	310,297	322,983

Less: accumulated depreciation	(287,176)	(258,665)
Foreign translation adjustment	2,726	(8,823)
Plant and equipment, net	$25,847	$55,495

Depreciation expense for the three and six months ended June 30, 2023 were $14,160 and $28,511, respectively.

Depreciation expense for the three and six months ended June 30, 2022 were $16,573 and $36,191, respectively.

NOTE 9 – AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of June 30, 2023 and December 31, 2022, the amounts represented temporary advances to the Company by its director and a related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of June 30, 2023, and December 31, 2022, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 11 – INCOME TAXES

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2023	2022

Current tax	$-	$6,573
Deferred tax	-	-
Income tax expense	$-	$6,573

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	Six months ended June 30,
	2023	2022

Loss before income taxes	$(109,557)	$(152,669)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(27,389)	(38,167)
Net operating loss	27,389	38,167
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	Six months ended June 30,
	2023	2022

(Loss) income before income tax	$(113,302)	$55,876
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(9,347)	4,610
Tax adjustments	1,675	1,963
Net operating loss	(7,672)	-
Income tax expense	$-	$6,573

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$168,598	149,874
- Hong Kong	7,672	-
- PRC	337,020	309,631
	513,290	459,505
Less: valuation allowance	(513,290)	(459,505)
Deferred tax assets, net	$-	$-

As of June 30, 2023, the operations in the United States of America incurred $802,848 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, under The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) since 2021. The Company has provided for a full valuation allowance against the deferred tax assets of $168,598 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Also, the operations in the PRC incurred $1,348,080 of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss carryforwards under PRC tax regime can be carried forward in 5 years, until 2027. the Company has provided for a full valuation allowance against the deferred tax assets of $337,020 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the six months ended June 30, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from June 30, 2023.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

There is no single customer who accounted for 10% of more of the Company’s revenues for the three months ended June 30, 2023.

	Six months ended June 30, 2023			June 30, 2023
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of accounts receivable

Customer C	$10,220	54%	Total	-	-

	Three months ended June 30, 2022
Customer	Revenues	Percentage of revenues

Customer A	$71,394	75%
Customer B	14,084	15%

Total:	$85,478	90%

	Six months ended June 30, 2022			June 30, 2022
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of Accounts Receivable

Customer A	$135,452	83%	Total	-	-

The Company’s major customers are located in the PRC and Hong Kong.

(b) Major vendors

For the three and six months ended June 30, 2023, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $1,398 and $1,398, respectively with accounts payable of $1,398.

For the three and six months ended June 30, 2022, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 100% of the Company’s purchases amounting to $0 and $7,981, respectively with accounts payable of $0.

All of the Company’s vendors are located in the PRC.

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

(d) Economic and political risk

The Company’s major operations are conducted in the PRC. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

COVID-19 and China’s response to the pandemic are significantly affecting the economy. Even the COVID-19 pandemic was ended, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

The following table sets forth certain operational data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Revenue, net	$6,840	$94,835
Cost of revenue	(1,538)	(28,474)
Gross profit	5,302	66,361
Total operating expenses	(139,255)	(110,404)
Total other income	241	10,625
Loss before income tax	(133,712)	(33,418)
Income tax expenses	-	(4,305)
Net loss	(133,712)	(37,723)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Revenue, net	$19,045	$163,634
Cost of revenue	(11,035)	(47,311)
Gross profit	8,010	116,323
Total operating expenses	(250,175)	(235,341)
Total other income	582	11,044
Loss before income tax	(241,583)	(107,974)
Income tax expenses	-	(6,573)
Net loss	(241,583)	(114,547)

Revenue. For the three and six months ended June 30, 2023, we generated revenues of $6,840 and $19,045, respectively. For the comparative three and six months ended June 30, 2022, we generated revenues of $94,835 and $163,634, respectively. There was a significant decrease in revenue because of a significant drop in sales of $135,452 in the healthcare consulting business in Hong Kong. This service agreement expired and the Company has not solicited with the new customers or entered into new service agreements. The major customers are located in the PRC during the period ended June 30, 2023, while the major customers are located in Hong Kong during the period ended June 30, 2022.

Cost of Revenue. For the three and six months ended June 30, 2023, the cost of revenue was $1,538 and $11,035, respectively, and as a percentage of net revenue, approximately 23% and 58%, Cost of revenue for the three and six months ended June 30, 2022 was $28,474 and $47,311, respectively, and as a percentage of net revenue, approximately 30% and 29%, respectively. The cost of revenue decreased due to a significant drop in the sales in Hong Kong mentioned above.

Gross Profit. For the three months ended June 30, 2023 and 2022, the gross profit was $5,302 and $66,361, respectively, the gross profit margin was 77% and 30%, respectively.

For the six months ended June 30, 2023 and 2022, the gross profit was $8,010 and $116,323, respectively, the gross profit margin was 42% and 71%, respectively. The gross profit decreased due to a significant drop in the sales in Hong Kong mentioned above.

Operating Expenses. For the three and six months ended June 30, 2023, the operating cost was $139,255 and $250,175, respectively, and while for the three and six months ended June 30, 2022 was $110,404 and $235,341, respectively. The operating expenses increased due to an increase in administrative expenses.

Other Income. For the three and six months ended June 30, 2023, the total other income was $241 and $582, respectively and while for the three and six months ended June 30, 2022 was $10,625 and $11,044, respectively. The total other income decreased due to receipt of government subsidies during the period ended June 30, 2022 while nil during the period ended June 30, 2023.

Net Loss. For the three and six months ended June 30, 2023, we incurred a net loss of $133,712 and $241,583, respectively and for the three and six months ended June 30, 2022, we incurred a net loss of $37,723 and $114,547, respectively. The decrease in net loss was primarily attributable to the decrease in revenue of $135,452 in Hong Kong.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $243,739, inventories of $121,502, accounts receivable of $5,104, and deposits and other receivables of $60,955.

As of December 31, 2022, we had cash and cash equivalents of $381,709, inventories of $138,582, right-of-use assets, net of $20,341, accounts receivable of $5,120, and deposits and other receivables of $74,813.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(154,532)	$(126,912)
Net cash provided by (used in) financing activities	19,151	(4,796)

Net Cash Used In Operating Activities.

For the six months ended June 30, 2023, net cash used in operating activities was $154,532, which primarily consisted of a net loss of $241,583, non-cash adjustments of depreciation of plant and equipment of $28,511, amortization of intangible asset of $243, non-cash lease expense of $20,274, increase in accrued liabilities and other payables of $38,527, decrease in customer deposits of $3,628, decrease in deposits and other receivables of $13,858, decrease in inventories of $17,080, decrease in accounts payable of $6,615, decrease in accounts receivable of $16, decrease in income tax payable of $47, and decrease in lease liabilities of $21,168.

For the six months ended June 30, 2022, net cash used in operating activities was $126,912, which consisted primarily of a net loss of $114,547, non-cash adjustments of depreciation of plant and equipment of $36,191, amortization of intangible asset of $259, non-cash lease expense of $35,814, decrease in deposits and other receivables of $15,298, decrease in inventories of $27,030, increase in accrued liabilities and other payables of $7,139, increase in income tax payable of 8,840, decrease in customers deposits of $93,832, and decrease in lease liabilities of $49,104.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Financing Activities.

For the six months ended June 30, 2023, net cash provided by financing activities was $19,151, which consisted of advances from a director.

For the six months ended June 30, 2022, net cash used in financing activities was $4,796, which consisted primarily of repayment to a director of $4,796.

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

The Company’s accounting policies are more fully described in Note 1 and 2 of the unaudited condensed consolidated financial statements. As discussed in Note 1 and 2, the preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2023.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and six months ended June 30, 2023, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 14, 2023	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

