Form 10-Q
period 2023-09-30
China Foods Holdings Ltd.
filed 2023-11-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 10, 2023
Common Stock, with $0.0001 par value	20,252,309 shares

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$157,446	$381,709
Accounts receivable, net	5,107	5,120
Deposits and other receivables	61,896	74,813
Inventories, net	119,232	138,582
Total Current Assets	343,681	600,224

Non-Current Assets
Plant and equipment, net	17,656	55,495
Right-of-use assets, net	34,451	20,341
Intangible assets, net	2,631	3,148
Total Non-Current Assets	54,738	78,984

TOTAL ASSETS	$398,419	$679,208

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$1,398	$8,013
Accrued liabilities and other payables	186,324	122,660
Customer deposits	66,748	73,602
Lease liabilities	34,664	21,024
Amount due to a director	235,400	220,794
Amount due to a related company	199,964	199,964
Income tax payable	15,683	15,722
Total Current Liabilities	740,181	661,779

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(6,735)	(2,678)
Accumulated deficit	(1,627,407)	(1,272,273)
Total Stockholders’ (Deficit) Equity	(341,762)	17,429

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$398,419	$679,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue, net	$5,293	$5,395	$24,338	$169,029

Cost of revenue	(1,619)	(22,498)	(12,654)	(69,809)

Gross profit (loss)	3,674	(17,103)	11,684	99,220

Operating expenses:
Selling and distribution expenses	248	-	3,506	2,622
General and administrative expenses	116,990	99,309	363,907	332,028
Total operating expenses	117,238	99,309	367,413	334,650

Loss from operation	(113,564)	(116,412)	(355,729)	(235,430)

Other Income:
Interest income	4	10	250	123
Sundry income	9	19,612	345	30,543
Total other income	13	19,622	595	30,666

Loss before income tax	(113,551)	(96,790)	(355,134)	(204,764)

Income tax expenses	-	2,607	-	(3,966)

Net loss	(113,551)	(94,183)	(355,134)	(208,730)

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	23	(13,735)	(4,057)	(33,391)

Comprehensive loss	$(113,528)	$(107,918)	$(359,191)	$(242,121)

Net loss per common share
Basic and diluted*	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common stock
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

*	denotes net loss per common share of less than $0.001 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Three and nine months ended September 30, 2023
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
Balance at January 1, 2023	20,252,309	$2,025	$1,290,355	$(1,272,273)	$(2,678)	$17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	(1,380,144)	(2,905)	(90,669)

Net loss for the period	-	-	-	(133,712)	-	(133,712)

Foreign currency translation adjustment	-	-	-	-	(3,853)	(3,853)

Balance at June 30, 2023	20,252,309	2,025	1,290,355	(1,513,856)	(6,758)	(228,234)

Net loss for the period	-	-	-	(113,551)	-	(113,551)

Foreign currency translation adjustment	-	-	-	-	23	23

Balance at September 30, 2023	20,252,309	$2,025	$1,290,355	$(1,627,407)	$(6,735)	$(341,762)

	Three and nine months ended September 30, 2022
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	income (loss)	equity

Balance at January 1, 2022	20,252,309	$2,025	$1,290,355	(918,195)	$26,516	400,701

Net loss for the period	-	-	-	(76,824)	-	(76,824)

Foreign currency translation adjustment	-	-	-	-	(602)	(602)

Balance at March 31, 2022	20,252,309	2,025	1,290,355	(995,019)	25,914	323,275

Net loss for the period	-	-	-	(37,723)	-	(37,723)

Foreign currency translation adjustment	-	-	-	-	(19,054)	(19,054)

Balance at June 30, 2022	20,252,309	2,025	1,290,355	(1,032,742)	6,860	266,498

Net loss for the period	-	-	-	(94,183)	-	(94,183)

Foreign currency translation adjustment	-	-	-	-	(13,735)	(13,735)

Balance at September 30, 2022	20,252,309	$2,025	$1,290,355	$(1,126,925)	$(6,875)	$158,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(355,134)	$(208,730)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	37,341	51,134
Gain from sale of plant and equipment	-	(16,277)
Amortization of intangible assets	359	386
Non-cash lease expense	36,910	70,986
	(280,524)	(102,501)
Change in operating assets and liabilities:
Accounts receivables	13	-
Deposits and other receivables	12,917	41,567
Inventories	19,350	49,364
Accrued liabilities and other payables	63,664	(1,701)
Accounts payable	(6,615)	-
Income tax recoverable	-	7,889
Income tax payable	(39)	-
Customer deposits	(6,854)	(108,265)
Lease liabilities	(37,427)	-
Net cash used in operating activities	(235,515)	(113,647)

Cash flows from investing activities:
Purchase of plant and equipment	(743)	-
Proceeds from sale of plant and equipment	-	22,930
Net cash (used in) provided by investing activities	(743)	22,930

Cash flows from financing activities:
Repayment of lease liabilities	-	(76,016)
Advances from (repayment to) a director	14,606	(1,974)
Net cash provided by (used in) financing activities	14,606	(77,990)

Foreign currency translation adjustment	(2,611)	(19,028)

Net change in cash and cash equivalents	(224,263)	(187,735)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,709	609,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,446	$421,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

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

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2023 and December 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2023 were $8,830 and $37,341, respectively, and for the three and nine months ended September 30, 2022 were $14,497 and $51,134, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and nine months ended September 30, 2023 were $116 and $359, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded no product sales returns for the nine months ended September 30, 2023 and 2022. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Sale of wine products	$2,696	$5,395
Sales of healthcare products	2,597	-

TOTAL	$5,293	$5,395

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Consultancy service fee income	$-	$135,452
Sale of wine products	20,971	33,577
Sales of healthcare products	3,367	-

TOTAL	$24,338	$169,029

The below revenues are based on the countries in which the customers are located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Hong Kong	$-	$-
PRC	5,293	5,395

TOTAL	$5,293	$5,395

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Hong Kong	$-	$135,452
PRC	24,338	33,577

TOTAL	$24,338	$169,029

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the nine months ended September 30, 2023 and 2022.

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended September 30, 2023 and 2022:

	2023	2022
Period-end HK$:US$ exchange rate	0.12767	0.12744
Period average HK$:US$ exchange rate	0.12764	0.12779
Period-end RMB:US$ exchange rate	0.13705	0.14930
Period average RMB:US$ exchange rate	0.14229	0.15438

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, accrued liabilities and other payables, customer deposits, amount due to a director, and amount due to a related company approximate their fair values because of the short maturity of these instruments.

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

For the nine months ended September 30, 2023, the Company incurred a net loss of $355,134 and suffered from a working capital deficit of $396,500 as of September 30, 2023. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

	Three months ended September 30, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of wine products	–	2,696	2,696
Sale of healthcare products	2,597	–	2,597
Total revenue	2,597	2,696	5,293

Cost of revenue:
Consulting service income	–	–	–
Sale of wine products	–	(544)	(544)
Sale of healthcare products	(1,075)	–	(1,075)
Total cost of revenue	(1,075)	(544)	(1,619)

Gross profit	1,522	2,152	3,674

Operating expenses:
Selling and distribution	–	(248)	(248)
General and administrative	(76,826)	(40,164)	(116,990)
Total operating expenses	(76,826)	(40,412)	(117,238)

Segment loss	$(75,304)	$(38,260)	$(113,564)

	Three months ended September 30, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of wine products	–	5,395	5,395
Sale of healthcare products	–	–	–
Total revenue	–	5,395	5,395

Cost of revenue:
Consulting service income	(17,703)	–	(17,703)
Sale of wine products	–	(4,795)	(4,795)
Sale of healthcare products	–	–	–
Total cost of revenue	(17,703)	(4,795)	(22,498)

Gross (loss) profit	(17,703)	600	(17,103)

Operating expenses:
Selling and distribution	-	-	-
General and administrative	(30,445)	(68,864)	(99,309)
Total operating expenses	(30,445)	(68,864)	(99,309)

Segment loss	$(48,148)	$(68,264)	$(116,412)

	Nine months ended September 30, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$–	$–	$–
Sale of wine products	–	20,971	20,971
Sale of healthcare products	3,367	–	3,367
Total revenue	3,367	20,971	24,338

Cost of revenue:
Consulting service income	–	–	–
Sale of wine products	–	(11,227)	(11,227)
Sale of healthcare products	(1,427)	–	(1,427)
Total cost of revenue	(1,427)	(11,227)	(12,654)

Gross profit	1,940	9,744	11,684

Operating expenses:
Selling and distribution	–	(3,506)	(3,506)
General and administrative	(232,021)	(131,886)	(363,907)
Total operating expenses	(232,021)	(135,392)	(367,413)

Segment loss	$(230,081)	$(125,648)	$(355,729)

	Nine months ended September 30, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$135,452	$–	$135,452
Sale of wine products	–	33,577	33,577
Sale of healthcare products	–	–	–
Total revenue	135,452	33,577	169,029

Cost of sales:
Consulting service income	(45,971)	-	(45,971)
Sale of wine products	-	(23,838)	(23,838)
Sale of healthcare products	–	–	–
Total cost of revenue	(45,971)	(23,838)	(69,809)

Gross profit	89,481	9,739	99,220

Operating expenses:
Selling and distribution	-	(2,622)	(2,622)
General and administrative	(94,979)	(237,049)	(332,028)
Total operating expenses	(94,979)	(239,671)	(334,650)

Segment loss	$(5,498)	$(229,932)	$(235,430)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Hong Kong	$-	$-
China	5,293	5,395

TOTAL	$5,293	$5,395

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Hong Kong	$-	$135,452
China	24,338	33,577

TOTAL	$24,338	$169,029

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30, 2023	December 31, 2022
		(Audited)
Rental deposits	$40,751	$40,115
Purchase deposits	17,967	23,835
Other receivables	3,178	10,863
	$61,896	$74,813

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
		(Audited)
Finished goods – Healthcare products	$-	$-
Finished goods – Wine products	119,232	138,582
	$119,232	$138,582

For the three and nine months ended September 30, 2023 and 2022, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 years, through May 16, 2023. Upon expiry, the Company renewed and leased an office premise under operating lease with a term of 1 year.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2023	December 31, 2022
		(Audited)
Right-of-use assets	$34,451	$20,341

The lease liability – right of use is as follows:

	September 30, 2023	December 31, 2022
		(Audited)
Lease liabilities	$34,664	$21,024

As of September 30, 2023, the operating lease payment of $34,664 will become matured in the next 12 months.

NOTE 8 – PLANT AND EQUIPMENT

	September 30, 2023	December 31, 2022
		(Audited)
Motor vehicle	$284,255	$284,255
Furniture, fixture and equipment	16,208	15,465
Leasehold improvement	27,358	27,358
Foreign translation adjustment	(18,083)	(4,095)
	309,738	322,983

Less: accumulated depreciation	(296,006)	(258,665)
Foreign translation adjustment	3,924	(8,823)
Plant and equipment, net	$17,656	$55,495

Depreciation expense for the three and nine months ended September 30, 2023 were $8,830 and $37,341, respectively.

Depreciation expense for the three and nine months ended September 30, 2022 were $14,497 and $51,134, respectively.

NOTE 9 – AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

As of September 30, 2023 and December 31, 2022, the amounts represented temporary advances to the Company by its director and a related company which were unsecured, interest-free and have no fixed terms of repayments.

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

As of September 30, 2023, and December 31, 2022, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 11 – INCOME TAXES

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2023	2022

Current tax	$-	$3,966
Deferred tax	-	-
Income tax expense	$-	$3,966

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine months ended September 30,
	2023	2022

Loss before income taxes	$(156,322)	$(220,924)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(39,081)	(55,231)
Net operating loss	39,081	55,231
Income tax expense	$-	$-

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine months ended September 30,
	2023	2022

(Loss) income before income tax	$(178,731)	$25,029
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(14,745)	2,065
Tax adjustments	1,334	1,901
Net operating loss	13,411	-
Income tax expense	$-	$3,966

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$154,092	149,874
- Hong Kong	13,411	-
- PRC	348,712	309,631
	516,215	459,505
Less: valuation allowance	(516,215)	(459,505)
Deferred tax assets, net	$-	$-

As of September 30, 2023, the operations in the United States of America incurred $733,771 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income, under The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) since 2021. The Company has provided for a full valuation allowance against the deferred tax assets of $154,092 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Also, the operations in the PRC incurred $1,394,848 of cumulative net operating losses which can be carried forward to offset future taxable income. Net operating loss carryforwards under PRC tax regime can be carried forward in 5 years, until 2027. the Company has provided for a full valuation allowance against the deferred tax assets of $348,712 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Uncertain tax positions

The Company evaluates the uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income tax expenses for the nine months ended September 30, 2023 and 2022 and also did not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2023.

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

For the three and nine months ended September 30, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivables balance as at period-end dates, are presented as follows:

	Three months ended September 30, 2023
Customer	Revenues	Percentage of revenues

Customer A	$2,960	56%

	Nine months ended September 30, 2023			September 30, 2023
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of Accounts Receivable

Customer A	$2,960	12%		-	-
Customer C	10,220	42%		-	-

Total:	$13,180	54%	Total	-	-

	Three months ended September 30, 2022
Customer	Revenues	Percentage of revenues

Customer B	$5,297	98%

	Nine months ended September 30, 2022			September 30, 2022
Customer	Revenues	Percentage of revenues		Accounts receivable	Percentage of Accounts Receivable

Customer A	$135,452	80%		-	-
Customer B	19,395	12%		-	-

Total:	$154,847	92%	Total	-	-

The Company’s major customers are located in the PRC and Hong Kong.

(b) Major vendors

For the three months ended September 30, 2023, there is no single vendor representing more than 10% of the Company’s purchases. For the nine months ended September 30, 2023, a single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 11% of the Company’s purchases amounting to $1,398, with accounts payable of $0 as of September 30, 2023.

For the three and nine months ended September 30, 2022, there is no single vendor representing more than 10% of the Company’s purchases.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Revenue, net	$5,293	$5,395
Cost of revenue	(1,619)	(22,498)
Gross profit (loss)	3,674	(17,103)
Total operating expenses	(117,238)	(99,309)
Total other income	13	19,622
Loss before income tax	(113,551)	(96,790)
Income tax expenses	-	2,607
Net loss	(113,551)	(94,183)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenue, net	$24,338	$169,029
Cost of revenue	(12,654)	(69,809)
Gross profit	11,684	99,220
Total operating expenses	(367,413)	(334,650)
Total other income	595	30,666
Loss before income tax	(355,134)	(204,764)
Income tax expenses	-	(3,966)
Net loss	(355,134)	(208,730)

Revenue. For the three and nine months ended September 30, 2023, we generated revenues of $5,293 and $24,338, respectively. For the comparative three and nine months ended September 30, 2022, we generated revenues of $5,395 and $169,029, respectively. There was a significant decrease in revenue because of a significant decline in sales of $135,452 in the healthcare consulting business in Hong Kong.

Cost of Revenue. For the three and nine months ended September 30, 2023, the cost of revenue was $1,619 and $12,654, respectively, and as a percentage of net revenue, approximately 31% and 52%. Cost of revenue for the three and nine months ended September 30, 2022 was $22,498 and $69,809, respectively, and as a percentage of net revenue, approximately 417% and 41%, respectively. The cost of revenue decreased due to a significant decline in the sales in Hong Kong mentioned above.

Gross Profit (Loss). For the three months ended September 30, 2023 and 2022, the gross profit (loss) was $3,674 and $(17,103), respectively, the gross profit (loss) margin was 69% and (317)%, respectively.

For the nine months ended September 30, 2023 and 2022, the gross profit was $11,684 and $99,220, respectively, the gross profit margin was 48% and 59%, respectively. The gross profit decreased due to a significant decline in the sales in Hong Kong mentioned above.

Operating Expenses. For the three and nine months ended September 30, 2023, the operating cost was $117,238 and $367,413, respectively, and while for the three and nine months ended September 30, 2022, the operating cost was $99,309 and $334,650, respectively. The operating expenses increased due to an increase in administrative expenses.

Other Income. For the three and nine months ended September 30, 2023, the total other income was $13 and $595, respectively and while for the three and nine months ended September 30, 2022, the other income was $19,622 and $30,666, respectively. The total other income decreased due to receipt of government subsidies during the period ended September 30, 2022 while nil during the period ended September 30, 2023.

Net Loss. For the three and nine months ended September 30, 2023, we incurred a net loss of $113,551 and $355,134, respectively and for the three and nine months ended September 30, 2022, we incurred a net loss of $94,183 and $208,730, respectively. The increase in net loss was primarily attributable to the decrease in revenue in the healthcare consulting business in Hong Kong.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $157,446.

As of December 31, 2022, we had cash and cash equivalents of $381,709.

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

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(235,515)	$(113,647)
Net cash (used in) provided by investing activities	(743)	22,930)
Net cash provided by (used in) financing activities	14,606	(77,990

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2023, net cash used in operating activities was $235,515, which primarily consisted of a net loss of $355,134, non-cash adjustments of depreciation of plant and equipment of $37,341, amortization of intangible asset of $359, non-cash lease expense of $36,910, increase in accrued liabilities and other payables of $63,664, decrease in accounts receivable of $13, decrease in deposits and other receivables of $12,917, decrease in inventories of $19,350, and offset by decrease in accounts payable of $6,615, decrease in customer deposits of $6,854, decrease in income tax payable of $39, and decrease in lease liabilities of $37,427  .

For the nine months ended September 30, 2022, net cash used in operating activities was $113,647, which primarily consisted of a net loss of $208,730, non-cash adjustments of depreciation of plant and equipment of $51,134, amortization of intangible asset of $386, non-cash lease expense of $70,986, gain from sale of plant and equipment of $16,277, decrease in deposits and other receivables of $41,567, decrease in inventories of $49,364, decrease in income tax recoverable of $7,889, and offset by decrease in accrued liabilities and other payables of $1,701, and decrease in customers deposits of $108,265.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Provided By Investing Activities.

For the nine months ended September 30, 2023, net cash used in investing activities was $743, which consisted of purchase of plant and equipment.

For the nine months ended September 30, 2022, net cash provided by investing activities was $22,930, which consisted of proceeds from sale of motor vehicle.

Net Cash Used In Financing Activities.

For the nine months ended September 30, 2023, net cash provided by financing activities was $14,606, which consisted of advances from a director of $14,606.

For the nine months ended September 30, 2022, net cash used in financing activities was $77,990, which primarily consisted of repayment to a director of $1,974 and repayment of lease liabilities of $76,016.

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

The Company’s accounting policies are more fully described in Note 2 of the unaudited condensed consolidated financial statements. As discussed in Note 2, the preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended September 30, 2023.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three and nine months ended September 30, 2023, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: November 14, 2023	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

