Form 10-K
period 2023-12-31
China Foods Holdings Ltd.
filed 2024-04-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

 Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of April 15, 2024, the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor through April 9, 2024, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCOAB on December 16, 2021 and the HFCAA. On April 9, 2024, the Company engaged a new auditor, Olayinka Oyebola and Co., a PCAOB approved auditing firm based in Lagos, Nigeria. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor at the time was located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor was not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in Mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause trading in our securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist our securities.

In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. Until a new determination is reached by the PCAOB, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCAA. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCAA for two consecutive years, we may be prohibited from listing our securities on a national securities exchange and be delisted from the OTC Market. Delisting of our securities would force holders of our securities to sell their securities or convert them into our ordinary shares. The market price of our securities could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

ITEM 1C. CYBERSECURITY

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.  Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate to take.

ITEM 2. PROPERTIES

The Company’s operating office is located at No. 11, Qingbo Road, Ersha Island, Yuexiu District, Guangzhuou, China, with the area of 250 square meters.

The Company also entered a lease of corporate office located at Room 2301A, China Resources Building, 26 Harbour Road, Wanchai, Hong Kong with a monthly rent of HK$36,603 (approximately US$4,700). The lease will expire on May 16, 2024.

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

Quarter Ended	High Bid	Low Bid
December 2023	$2.50	$2.50
September 2023	$2.50	$2.50
June 2023	$2.50	$2.50
March 2023	$2.50	$2.50

December 2022	$1.27	$1.27
September 2022	$1.27	$1.26
June 2022	$1.26	$1.25
March 2022	$1.25	$1.25

Holders

At March 29, 2024, the Company had approximately 231 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2023 and 2022.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2023.

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

The following table sets forth certain operational data for the years ended December 31, 2023 and 2022:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$158,475	$354,096
Cost of revenue	(94,331)	(243,034)
Gross profit	64,144	111,062
Total operating expenses	(468,781)	(503,795)
Total other income	937	39,483
Loss before income taxes	(403,700)	(353,250)
Income tax expense	-	(828)
Net loss	(403,700)	(354,078)

Revenue. We generated revenues of $158,475 and $354,096 for the fiscal years ended December 31, 2023 and 2022. All of our major customers are located in the PRC and Hong Kong. Our revenue continued to decrease, due to the after-impact of COVID-19 and sluggish demand in the wine market .

During the years ended December 31, 2023, and 2022, the nature of businesses and segment was shown as below:

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

	Year Ended December 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$15,968	$-	$15,968
Sale of healthcare products	3,344	-	3,344
Sale of wine products	-	139,163	139,163
Total revenue	19,312	139,163	158,475

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(1,419)	-	(1,419)
Sale of wine products	-	(92,912)	(92,912)
Total cost of revenue	(1,419)	(92,912)	(94,331)

Gross profit	17,893	46,251	64,144

Operating expenses:
Selling and distribution	-	(3,547)	(3,547)
General and administrative	(93,047)	(372,187)	(465,234)
Total operating expenses	(93,047)	(372,187)	(468,781)

Segment loss	$(75,154)	$(329,483)	$(404,637)

	Year Ended December 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$141,053	$-	$141,053
Sale of healthcare products	39,599	-	39,599
Sale of wine products	-	173,444	173,444
Total revenue	180,652	173,444	354,096

Cost of sales:
Consulting service income	(59,747)	-	(59,747)
Sale of healthcare products	(14,888)	-	(14,888)
Sale of wine products	-	(168,399)	(168,399)
Total cost of revenue	(74,635)	(168,399)	(243,034)

Gross profit	106,017	5,045	111,062

Operating expenses:
Selling and distribution	-	(2,988)	(2,988)
General and administrative	(416,939)	(88,579)	(505,518)
Total operating expenses	(416,939)	(91,567)	(508,506)

Segment loss	$(310,922)	$(86,522)	$(397,444)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2023	2022

Hong Kong	$15,968	$140,477
China	142,507	213,619

	$158,475	$354,096

During the years ended December 31, 2023, and 2022, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2023			December 31, 2023
	Revenues	Percentage of revenues		Accounts receivable
Qianhai International Liaison Services and Investment Co., Ltd	$83,433	53%		$38,831
Huaye Xiaoxiang Health Industry Co., Ltd.	42,827	27%		-
Tang Fung Limited	15,968	10%		-
TOTAL	$142,228	90%	Total	$38,831

	Year ended December 31, 2022			December 31, 2022
	Revenues	Percentage of revenues		Accounts receivable
Guangzhou Dexin Huamao Trading Co., Ltd.	$164,566	46%		$-
Tang Fung Limited	140,477	40%		5,120
TOTAL	$305,043	86%	Total	$5,120

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 59.52% for the fiscal year ended December 31, 2023. Cost of revenue as a percentage of net revenue was approximately 68.64% for the fiscal year ended December 31, 2022. The decrease in cost of revenue as a percentage of net revenue is attributable to a decrease in sales of healthcare product. During the years ended December 31, 2023 and 2022, the following vendors accounted for 10% or more of our purchases:

	Year ended December 31, 2023			December 31, 2023
Vendor	Purchases	Percentage of purchases		Accounts payable
Heilongjiang Hengyuan Food Co., Ltd.:	$7,961	100%	Total:	$-

	Year ended December 31, 2022			December 31, 2022
Vendor	Purchases	Percentage of purchases		Accounts payable
Heilongjiang Hengyuan Food Co., Ltd.:	$17,943	100%	Total:	$8,013

Gross Profit. We achieved a gross profit of $64,144 and $111,062 for the fiscal years ended December 31, 2023, and 2022, respectively. The decrease in gross profit is primarily attributable to the decrease in sales of healthcare products.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $465,234 and $503,795 for the fiscal years ended December 31, 2023, and 2022, respectively.

Other Income. We incurred other income of $937 for the fiscal year ended December 31, 2023, as compared to other income of $39,483 for the fiscal year ended December 31, 2022. Our other income for the year ended December 31, 2023 solely consisted of the bank interest income.

Income Tax Expense. We recorded income tax expenses of $0 and $828 for the fiscal years ended December 31, 2023 and 2022.

Net Loss. During the year ended December 31, 2023, we incurred a net loss of $403,700, as compared to a net loss of $354,078 for the year ended December 31, 2022. The increase in net loss is due to a decrease in the net income.

Liquidity And Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $174,877, inventories of $48,282, operating right of use assets of $20,796, accounts receivable of $38,831 and prepayments, deposits and other receivables of $66,817.

As of December 31, 2022, we had cash and cash equivalents of $381,709, inventories of $138,582, operating right of use assets of $20,341, accounts receivable of $5,120 and prepayments, deposits and other receivables of $74,813.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(297,169)	$(171,598)
Net cash (used in) provided by investing activities	(746)	22,930
Net cash provided by (used in) financing activities	94,523	(52,688)

Net Cash Used In Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was $297,169 which consisted primarily of a net loss of $403,700, depreciation of plant and equipment of $42,390, amortization of intangible asset of $433, non-cash lease expense of $50,991, increase in accounts receivable of $33,711, decrease in prepayment, deposits and other receivables of $7,996, decrease in inventories of $90,300, increase in lease liabilities of $14,170, increase in tax payable of $4,297, decrease in accounts payable of $8,013, decrease in accrued liabilities and other payables of $29,265 and decrease in customer deposit of $4,717.

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

Net Cash Provided By (Used In) Investing Activities.

For the year ended December 31, 2023, net cash provided by investing activities was $746 which solely consisted primarily of purchase of plant and equipment.

For the year ended December 31, 2022, net cash provided by investing activities was $22,930, consisted primarily of proceeds from sale of motor vehicle.

Net Cash (Used In) Provided By Financing Activities.

For the year ended December 31, 2023, net cash used in financing activities was $94,523, consisting primarily of advance from a related parties of $131,901 and repayment of lease liabilities of $37,378.

For the year ended December 31, 2022, net cash used in financing activities was $52,688, consisting primarily of advance from a related company of $1,333 and repayment of lease liabilities of $54,021.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be higher than 2023. As of December 31, 2023, we had an accumulated deficit of $1,675,973. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2023:

		Less			More
		than			than 5
Contractual Obligations	Total	1 year	1-3 Years	3-5 Years	Years
	$	$	$	$	$
Operating lease obligations	21,038	21,038	-	-	-

Total obligations	21,038	21,038	-	-	-

Off-Balance Sheet Arrangements.

As of December 31, 2023, the Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Allowance for Expected Credit Losses

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, prepayments, deposits and other receivables which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Accounts receivable, prepayments, deposits and other receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

As of December 31, 2023 and 2022, there was no allowance for expected credit losses.

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

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of China Foods Holdings Limited (the “Company”) as of December 31, 2023 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial report. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinions.

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since 2024.

April 15th, 2024.

Lagos, Nigeria

To the stockholders and the board of directors of

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of China Foods Holdings Limited (the “Company”) as of December 31, 2022 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ ARK Pro CPA & Co

(Formerly HKCM CPA& Co.)

Certified Public Accountants

Firm ID : 3299

We have served as the Company’s auditor since 2020.

Hong Kong, China

March 31, 2022

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	December 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	174,877	381,709
Accounts receivable, net	38,831	5,120
Prepayments, deposits and other receivables	66,817	74,813
Right-of-use assets, net	20,796	-
Inventories, net	48,282	138,582
Total Current Assets	349,603	600,224

Non-Current Assets
Plant and equipment, net	12,981	55,495
Right-of-use assets, net	-	20,341
Intangible assets, net	2,597	3,148
Total Non-Current Assets	15,578	78,984

TOTAL ASSETS	365,181	679,208

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	-	8,013
Accrued liabilities and other payables	93,395	122,660
Customer deposits	68,885	73,602
Lease liabilities	21,038	21,024
Amount due to a director	232,344	220,794
Amount due to a related company	320,315	199,964
Income tax payable	20,019	15,722
Total Current-Liabilities	755,996	661,779

Commitment and contingents

Shareholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(7,222)	(2,678)
Accumulated deficit	(1,675,973)	(1,272,273)
Total Shareholders’ (Deficit) Equity	(390,815)	17,429

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	365,181	679,208

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2023	2022

Revenue, net	$158,475	$354,096

Cost of revenue	(94,331)	(243,034)

Gross profit	64,144	111,062

Operating expenses
Selling and distribution expenses	3,547	2,988
General and administrative expenses	465,234	500,807
Total operating expenses	468,781	503,795

Loss from operation	(404,637)	(392,733)

Other income:
Interest income	594	190
Sundry income	343	39,293
Total other income	937	39,483

Loss before income tax	(403,700)	(353,250)

Income tax expenses	-	(828)

NET LOSS	$(403,700)	$(354,078)

Other comprehensive loss
Foreign currency adjustment loss	(4,544)	(29,194)

Comprehensive loss	$(408,244)	$(383,272)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	(loss) income	equity
Balance at January 1, 2022	20,252,309	$2,025	$1,290,355	$(918,195)	$26,516	$400,701

Foreign currency translation adjustment	-	-	-	-	(29,194)	(29,194)

Net loss for the year	-	-	-	(354,078)	-	(354,078)

Balance at December 31, 2022	20,252,309	2,025	1,290,355	$(1,272,273)	$(2,678)	$17,429

Foreign currency translation adjustment	-	-	-	-	(4,544)	(4,544)

Net loss for the year	-	-	-	(403,700)	-	(403,700)

Balance at December 31, 2023	20,252,309	$2,025	$1,290,355	$(1,675,973)	$(7,222)	$(390,815)

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2022

Cash flows from operating activities:
Net loss	$(403,700)	$(354,078)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	42,390	65,165
Amortization	433	500
Gain from sale of plant and equipment	-	(16,277)
Gain from termination of lease	-	(8,038)
Non-cash lease expense	50,991	55,916
	(309,886)	(256,812)
Change in operating assets and liabilities:
Accounts receivable	(33,711)	(5,120)
Prepayments, deposits and other receivables	7,996	64,441
Inventories	90,300	188,969
Lease liabilities	(14,170)	-
Accounts payable	(8,013)	8,013
Accrued liabilities and other payables	(29,265)	71,460
Customer deposits	(4,717)	(267,181)
Tax payable	4,297	24,632
Net cash used in operating activities	(297,169)	(171,598)

Cash flows from investing activities
Purchase of plant and equipment	(746)	-
Proceeds from sale of plant and equipment	-	22,930

Net cash (used in) provided by investing activities	(746)	22,930

Cash flows from financing activities:
Payment of lease liabilities	(37,378)	(54,021)
Advance from related parties	131,901	1,333
Net cash provided by (used in) financing activities	94,523	(52,688)

Foreign currency translation adjustment	(3,440)	(26,369)

Net change in cash and cash equivalents	(206,832)	(227,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	381,709	609,434

CASH AND CASH EQUIVALENTS, END OF YEAR	$174,877	$381,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited (“ECGL”)	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited (“AWL”)	Hong Kong, a limited liability company	Investment holding	300,000 issued shares of HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited (“GXXHIC”)	The PRC, a limited liability company	Sales of healthcare products	RMB9,000,000	100%

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Allowance for Expected Credit Losses

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on accounts receivable, prepayments, deposits and other receivables which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Accounts receivable, prepayments, deposits and other receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense.

As of December 31, 2023 and 2022, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2023 and 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2023 and 2022 was $433 and $500, respectively.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and the related timing of revenue recognition:

Type of products or services	Timing of revenue recognition	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Consultancy service fee income	Services transferred over time	$15,968	$141,053
Sales of healthcare products	Goods transferred at a point in time	3,344	39,599
Sales of wine products	Goods transferred at a point in time	139,163	173,444

TOTAL		$158,475	$354,096

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

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2023 and 2022.

	2023	2022
Year-end HK$:US$ exchange rate	0.12807	0.12799
Annual average HK$:US$ exchange rate	0.12774	0.12771
Year-end RMB:US$ exchange rate	0.14145	0.14500
Annual average RMB:US$ exchange rate	0.14139	0.14879

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

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance as of December 31, 2023, was $174,877, as compared to $381,709 as of December 31, 2022, it was decreased by $206,832. The current liabilities exceeded current assets by $406,393, the Company had an accumulated deficit of $1,675,973. The Company believes that its cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its major shareholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

	Year Ended December 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$15,968	$-	$15,968
Sale of healthcare products	3,344	-	3,344
Sale of wine products	-	139,163	139,163
Total revenue	19,312	139,163	158,475

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(1,419)	-	(1,419)
Sale of wine products	-	(92,912)	(92,912)
Total cost of revenue	(1,419)	(92,912)	(94,331)

Gross profit	17,893	46,251	64,144

Operating Expenses
Selling and distribution	-	(3,547)	(3,547)
General and administrative	(93,047)	(372,187)	(465,234)
Total operating expenses	(93,047)	(375,734)	(468,781)

Segment loss	$(75,154)	$(329,483)	$(404,637)

	Year Ended December 31, 2022
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$141,053	$-	$141,053
Sale of healthcare products	39,599	-	39,599
Sale of wine products	-	173,444	173,444
Total revenue	180,652	173,444	354,096

Cost of sales:
Consulting service income	(59,747)	-	(59,747)
Sale of healthcare products	(14,888)	-	(14,888)
Sale of wine products	-	(168,399)	(168,399)
Total cost of revenue	(74,635)	(168,399)	(243,034)

Gross profit	106,017	5,045	111,062

Operating Expenses
Selling and distribution	-	(2,988)	(2,988)
General and administrative	(412,228)	(88,579)	(500,807)
Total operating expenses	(412,228)	(91,567)	(503,795)

Segment loss	$(306,211)	$(86,522)	$(392,733)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2023	2022

Hong Kong	$15,968	$140,477
China	142,507	213,619

	$158,475	$354,096

NOTE 5: PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2023	December 31, 2022

Purchase deposits	$22,631	$23,835
Rental and utility deposits	41,181	40,115
Other receivables	3,005	10,863
	$66,817	$74,813

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 31, 2023	December 31, 2022

Finished goods - wine products	$42,282	$138,582

For the years ended December 31, 2023 and 2022, no allowance for obsolete inventories was recorded by the Company.

NOTE 7: PLANT AND EQUIPMENT

	December 31, 2023	December 31, 2022

Motor vehicle	$280,612	$284,255
Furniture, fixture and equipment	15,851	15,465
Leasehold improvement	27,266	27,358
Foreign translation difference, net	(6,109)	(4,095)
	317,620	322,983

Less: accumulated depreciation	(309,878)	(258,665)
Foreign translation difference, net	5,239	(8,823)
Plant and equipment. net	$12,981	$55,495

Depreciation expenses for the years ended December 31, 2023 and 2022 were $42,390 and $65,165, respectively.

NOTE 8: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of December 31, 2023 and 2022, the deposit received from customers was $68,885 and $73,602, respectively.

NOTE 9: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 10: LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 years, through May 16, 2024.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2023	December 31, 2022

Right-of-use assets	$20,796	$20,341

The lease liability is as follows:

	December 31, 2023	December 31, 2022

Current portion	$20,796	$20,341
Non-current portion	-	-

Total	$20,796	$20,341

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

As of December 31, 2023 and 2022, a total of 20,252,309 shares of common stock were issued and outstanding.

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

NOTE 12: NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Net loss attributable to common shareholders	$(403,700)	$(354,078)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.02)	$(0.02)

For the years ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2023	2022

Current tax	$-	$828
Deferred tax	-	-
Income tax expense	$-	$828

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

For the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2023 and 2022, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2023, the operation in the United States incurred $154,361 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

AWL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022

Loss before income taxes	$(209,318)	$(7,211)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(17,269)	(595)
Tax adjustments	309	1,423
Net operating loss	16,960	-
Income tax expense	$-	$828

The PRC

GXXH operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022

Loss before income taxes	$(173,167)	$(250,911)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(43,292)	(62,728)
Net operating loss	43,292	62,728
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards
- United States	$154,361	$149,874
- Hong Kong	16,960	-
- PRC	352,923	309,631
	524,244	459,505
Less: valuation allowance	(524,244)	(459,505)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2023 and 2022.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in the Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2023 and 2022, $14,007 and $19,467 contributions were made accordingly.

NOTE 15: RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2023 and 2022, the Company owed the balance of $232,344 and $220,794 to its director, and owed the balance of $320,315 and $199,964 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 16: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2023 and 2022, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2023			December 31, 2023
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$83,433	53%		$38,831
Customer E	42,827	27%		-
Customer C	15,968	10%		-
TOTAL	$142,228	90%	Total	$38,831

	Year ended December 31, 2022			December 31, 2022
	Revenues	Percentage of revenues		Accounts receivable
Customer B	$164,566	46%		$-
Customer C	140,477	40%		5,120
TOTAL	$305,043	86%	Total	$5,120

The Company’s major customers are located in the People’s Republic of China and Hong Kong.

(b) Major vendors

For the years ended December 31, 2022 and 2022, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2023			December 31, 2023
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$7,961	100%	Total:	$-

	Year ended December 31, 2022			December 31, 2022
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$17,493	100%	Total:	$8,013

All of the Company’s vendors are located in the People’s Republic of China.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for expected credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of December 31, 2023 and 2022, the Company has no material commitments or contingencies.

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand and the limited transactions which occur on a monthly basis. Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2023, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Kong Xiao Jun	52	Chief Executive Officer, Chief Financial Officer and Director

Liu Yang	38	Director

Cheng Ni Hu	33	Director

Yunsi Liu	36	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 52, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Liu Yang, age 38, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education. Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Cheng Ni Hu, age 33, was appointed to serve as our director since July 9, 2020. She currently serves as the Marketing director of KangHuaGuoYao (GuangDong) Tech Pty. Ltd. for formulating the company’s strategy in marketing, branding and producing, and has served in that role since December 2018. From 2016 to 2018, she served as restore and relocate project manager in North Sydney Railway. Ms. Hu graduated from the University of Sydney with a Bachelor degrees in Commerce and Combined Commerce (Marketing) and Public Affair from Southern California University. Ms. Hu brings to the Board her experience in marketing and operations.

Yunsi Liu, age 36, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Kong Xiao Jun	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, and director	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2023, and 2022. Mr. Kong was paid no compensation for his roles as CEO, CFO and director for the years of 2023 and 2022. Mr. Kong agreed to take no compensation during this time frame to voluntarily reduce the financial obligation of the Company. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO. LTD (“GHCMC”), which is not a competitor of the Company or GXXHIC. The CEO of GHCMC is a part-time position, requiring Mr. Kong to attend management meetings and Board of Director meetings, It is estimated that Mr. Kong’s service as CEO of GHCMC is very insignificant compared to his service to the Company, and these roles do not pose any conflict of interest. Mr. Kong does not hold any other positions in any other entities.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal years ended December 31, 2023 and 2022, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal years ended December 31, 2023 and 2022, we paid each of our non-employee directors as follows:

Name	Year	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu	2023	-	–	–	–	–	–	-
	2022	-	–	–	–	–	–	-

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

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Xiao Jun Kong (3)	18,951,000	93.57%
Cheng Ni Hu	675,000	3.33%

All executive officers and directors as a group (2 persons)	19,626,000	96.90%

Shareholders Holding In Excess of 5%
HY (HK) Financial Investments Co., Ltd. (3)	5,001,000	24.69%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 29, 2023. Applicable percentage ownership is based on 20,252,309 shares of common stock outstanding as of March 29, 2023, and any shares that such person or persons has the right to acquire within 60 days of March 29, 2023, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by HY (HK) Financial Investments Co., Ltd. Mr. Kong is the Chief Executive Officer and majority shareholder of HY (HK) Financial Investments Co., Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2023, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 13 above.

	As of December 31,
	2023	2022
Amount due (to) from a director	(232,344)	(220,794)

Amount due (to) a related company	(320,315)	(199,964)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $44,000 for 2023 and $42,000 for 2022.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2023 and $0 for 2022.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2023 and $0 for 2022.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2023 and $0 for 2022.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet:
December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity:
For the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows:
For the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements:
For the years ended December 31, 2023 and 2022

(a)(2)	List of Financial Statement schedules included in Part IV hereof: None

(a)(3)	Exhibits

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of common stock certificate (4)
4.2	Description of Securities (5)
10.1	Share Exchange Agreement, dated June 8, 2020, by and among the Company, Elite Creation Group Limited (ECGL), and the shareholders of ECGL (2)
10.2	Lease Agreement, dated June 28, 2018, by and between Guangzhou New Litchi Bay Exhibition Co. Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.3	Warehouse Lease Contract, effective April 1, 2018, by and between Guangzhou JinPengLai Property Management Co., Ltd. and Guangzhou Xiao Xiang Health Industry Co., Ltd. (3)
10.4	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Heilongjiang Hengyuan Food Co., Ltd. (3)
10.5	Supplementary Contract, by and between Guangzhou Xiao Xiang Health Industry Co., Ltd. and Guangzhou JinTong Special Medical Food Co. Ltd. (3)
10.6	Director Retainer Agreement, dated July 7, 2020, by and between the Company and Yunsi Liu (3)
21.1	List of Subsidiaries.(3)

(1)	Incorporated by reference to the Exhibits to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 20, 2019.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission previously filed on September 2, 2020.
(4)	Incorporated by Reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020.
(5)	Incorporated by reference to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on February 7, 2023.

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

Dated: April 15, 2024

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

