Form 10-Q
period 2024-03-31
China Foods Holdings Ltd.
filed 2024-05-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

(852) 3618-8608

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CFOO	OTC Pink

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

As of May 15, 2024, the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023

	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$122,833	$174,877
Accounts receivable, net	-	38,831
Prepayments, deposits and other receivables	67,849	66,817
Right-of-use assets, net	7,020	20,796
Inventories, net	58,810	48,282
Total Current Assets	256,512	349,603

Non-Current Assets
Plant and equipment, net	12,668	12,981
Intangible assets, net	2,426	2,597
Total Non-Current Assets	15,094	15,578

TOTAL ASSETS	$271,606	$365,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	$95,596	$93,395
Customer deposits	67,461	68,885
Lease liabilities	7,138	21,038
Amount due to a director	232,585	232,344
Amount due to a related company	319,567	320,315
Income tax payable	4,396	20,019
Total Current Liabilities	726,743	755,996

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of March 31, 2024 and 2023, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(9,883)	(7,222)
Accumulated deficit	(1,737,634)	(1,675,973)
Total Stockholders’ Deficit	(455,137)	(390,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,606	$365,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue, net	$23,866	$12,205

Cost of revenue	(5,975)	(9,497)

Gross profit	17,891	2,708

Operating expenses
Selling and distribution expenses	4,948	2,328
General and administrative expenses	90,444	108,592
Total operating expenses	95,392	110,920

Loss from operation	(77,501)	(108,212)

Other income:
Interest income	29	5
Sundry income	203	336
Total other income	232	341

Loss before income tax	(77,269)	(107,871)

Income tax (benefit) expenses	15,608	-

NET LOSS	$(61,661)	$(107,871)

Other comprehensive loss
Foreign currency adjustment loss	(2,661)	(227)

COMPREHENSIVE LOSS	$(64,322)	$(108,098)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2024
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit

Balance at January 1, 2024	20,252,309	$2,025	$1,290,355	$(1,675,973)	$(7,222)	$(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

	For the three months ended March 31, 2023
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit

Balance at January 1, 2023	20,252,309	$2,025	$1,290,355	$(1,272,273)	$(2,678)	$17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	(1,380,144)	(2,905)	(90,669)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,661)	$(107,871)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	56	14,351
Amortization of intangible assets	117	123
Non-cash lease expense	13,741	13,398
	(47,747)	(79,999)
Change in operating assets and liabilities:
Accounts receivables	38,831	24
Prepayments, deposits and other receivables	(1,032)	12,638
Inventories	(10,528)	8,949
Accounts payable	-	(8,013)
Accrued liabilities and other payables	2,201	4,615
Customer deposits	(1,424)	318
Lease liabilities	(13,864)	(13,909)
Income tax payable	(15,623)	(73)
Net cash used in operating activities	(49,186)	(75,450)

Cash flows from financing activities:
(Repayment to) advance from related parties	(507)	3,343
Net cash (used in) provided by financing activities	(507)	3,343

Foreign currency translation adjustment	(2,351)	(248)

Net change in cash and cash equivalents	(52,044)	(72,355)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,877	381,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,833	$309,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products	RMB 9,000,000	100%

The Company and its subsidiaries are hereinafter referred to as the “Company”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 16, 2024.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

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

As of March 31, 2024 and December 31, 2023, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2024 and December 31, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2024 and 2023 were $56 and $14,351, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months ended March 31, 2024 and 2023 were $117 and $123, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded no product sales returns for the three months ended March 31, 2024 and 2023. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Sale of wine products	$23,866	$12,100
Sales of healthcare products	-	105

TOTAL	$23,866	$12,205

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended March 31, 2024 and 2023:

	2024	2023
Period-end HK$:US$ exchange rate	0.12781	0.12739
Period average HK$:US$ exchange rate	0.12788	0.12758
Period-end RMB:US$ exchange rate	0.13852	0.14560
Period average RMB:US$ exchange rate	0.13976	0.14615

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

For the three months ended March 31, 2024, the Company incurred a net loss of $61,661 and suffered from a working capital deficit of $470,231 as of March 31, 2024. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

	Three months ended March 31, 2024
	Wine Segment	Total
Revenue from external customers:
Sale of wine products	$23,866	$23,866
Total revenue	23,866	23,866

Cost of revenue:
Sale of wine products	(5,975)	(5,975)
Total cost of revenue	(5,975)	(5,975)

Gross profit	17,891	17,891

Operating expenses:
Selling and distribution	(4,948)	(4,948)
General and administrative	(90,444)	(90,444)
Total operating expenses	(95,392)	(95,392)

Segment loss	$(77,501)	$(77,501)

	Three months ended March 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	105	–	105
Sale of wine products	–	12,100	12,100
Total revenue	105	12,100	12,205

Cost of revenue:
Sale of healthcare products	(55)	–	(55)
Sale of wine products	–	(9,442)	(9,442)
Total cost of revenue	(55)	(9,442)	(9,497)

Gross profit	50	2,658	2,708

Operating Expenses
Selling and distribution	-	(2,328)	(2,328)
General and administrative	(62,659)	(45,933)	(108,592)
Total operating expenses	(62,659)	(48,261)	(110,920)

Segment loss	$(62,609)	$(45,603)	$(108,212)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Hong Kong	$-	$-
China	23,866	12,205

TOTAL	$23,866	$12,205

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31, 2024	December 31, 2023
		(Audited)
Purchase deposits	$18,014	$22,631
Rental and utility deposits	40,895	41,181
Other receivables	8,940	3,005
	$67,849	$66,817

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
		(Audited)
Finished goods – Wine products	$58,810	$48,282

For the three months ended March 31, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – PLANT AND EQUIPMENT

	March 31, 2024	December 31, 2023
		(Audited)
Motor vehicle	$274,853	$280,612
Furniture, fixture and equipment	15,484	15,851
Leasehold improvement	27,283	27,266
Foreign translation difference, net	(5,250)	(6,109)
	312,370	317,620

Less: accumulated depreciation	(304,695)	(309,878)
Foreign translation difference, net	4,993	5,239)
Plant and equipment. net	$12,668	$12,981

Depreciation expenses for the three months ended March 31, 2024 and 2023 were $56 and $14,351, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of March 31, 2024 and December 31, 2023, the deposit received from customers was $67,461 and $68,885, respectively.

NOTE 9 – AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 10 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 to 2 years, through May 16, 2024. Upon expiry, the Company renewed and leased an office premise under operating lease with a term of 1 year.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2024	December 31, 2023
		(Audited)
Right-of-use assets	$7,020	$20,796

The lease liability – right of use is as follows:

	March 31, 2024	December 31, 2023
		(Audited)
Current portion	$7,138	$21,038
Non-current portion	-	-

Total	$7,138	$21,038

NOTE 11 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2024 and December 31, 2023, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 12 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023.

	Three Months ended March 31,
	2024	2023
Net loss attributable to common shareholders	$(61,661)	$(107,871)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

For the three months ended March 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13 – INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2024	2023

Current tax (benefit)	$(15,608)	$-
Deferred tax	-	-
Income tax (benefit) expense	$(15,608)	$-

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

For the three months ended March 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2024 and December 31, 2023, the Company has not accrued any penalties on uncertain tax positions.

As of March 31, 2024, the operation in the United States incurred $154,438 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Loss before income tax	$(36,128)	$(49,405)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(2,981)	(4,076)
Tax adjustments	(15,661)	2,304
Net operating loss	3,034	1,772
Income tax (benefit) expense	$(15,608)	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Loss before income taxes	$(40,777)	$(56,794)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(10,194)	(14,199)
Net operating loss	10,194	14,199
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$154,438	154,361
- Hong Kong	19,994	16,960
- PRC	363,117	352,923
	537,549	524,244
Less: valuation allowance	(537,549)	(524,244)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of March 31, 2024 and December 31, 2023.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14 – PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in the Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. For the three months ended March 31, 2024 and 2023, $14,007 and $3,703 contributions were made accordingly.

NOTE 15 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2024 and December 31, 2023, the Company owed the balance of $232,585 and $232,344 to its director, and owed the balance of $319,567 and $320,315 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 16 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2024, No vendor represented more than 10% of the Company’s sales.

For the three months ended March 31, 2023, a single customer represented more than 10% of the Company’s revenues. This customer accounted for 85% of the Company’s revenues amounting to $10,347.

(b) Major vendors

For the three months ended March 31, 2024 and 2023, No vendor represented more than 10% of the Company’s purchases.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company has no material commitments or contingencies.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue, net	$23,866	$12,205
Cost of revenue	(5,975)	(9,497)
Gross profit	17,891	2,708
Total operating expenses	(95,392)	(110,920)
Total other income	232	341
Loss before income tax	(77,269)	(107,871)
Income tax (benefit) expenses	15,608	-
Net loss	(61,661)	(107,871)

Revenue. For the three months ended March 31, 2024, we generated revenues of $23,866. For the comparative three and nine months ended March 31, 2023, we generated revenues of $12,205. There was a significant increase in revenue because of a raising demand in wine market in China.

Cost of Revenue. For the three months ended March 31, the cost of revenue was $5,975, and as a percentage of net revenue, approximately 25% , Cost of revenue for the three months ended March 31, 2023 was $9,497, and as a percentage of net revenue, approximately 78%. The cost of revenue increased due to a significant increase in the sales in China mentioned above.

Gross Profit. For the three months ended March 31, 2024 and 2023, the gross profit was $17,891 and $2,708, respectively, the gross profit margin was 75% and 22%, respectively.

Operating Expenses. For the three months ended March 31, 2024 and 2023, the operating cost was $95,392 and $110,920, respectively. The operating expenses increased due to a decrease in administrative expenses.

Other Income. For the three months ended March 31, 2024 and 2023, the total other income was $232 and $341, respectively. The total other income decreased due to less interest income during the period ended March 31, 2024 compared to the period ended March 31, 2023.

Net Loss. For the three months ended March 31, 2024 and 2023, we incurred a net loss of $61,661 and $107,871, respectively. The decrease in net loss was primarily attributable to the decrease in administrative expenses .

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $122,833.

As of December 31, 2023, we had cash and cash equivalents of $174,877.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(49,186)	$(75,450)
Net cash (used in) provided by financing activities	(507)	3,343

Net Cash Used In Operating Activities.

For the three months ended March 31, 2024, net cash used in operating activities was $49,186, which primarily consisted of a net loss of $61,661, non-cash adjustments of depreciation of plant and equipment of $56, amortization of intangible asset of $117, non-cash lease expense of $13,741, decrease in accounts receivable of $38,831, decrease in deposits and other receivables of $1,032, increase in inventories of $10,528, increase in accrued liabilities and other payables of $2,201, decrease in customer deposits of $1,424, decrease in income tax payable of $15,623, and decrease in lease liabilities of $13,864.

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

Net Cash (Used In) provided by Financing Activities.

For the three months ended March 31, 2024, net cash used in financing activities was $507, which consisted of repayment to a director and related company.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended March 31, 2024.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2024, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: May 15, 2024	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

