Form 10-Q
period 2024-06-30
China Foods Holdings Ltd.
filed 2024-08-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $0.77 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.77 shares held by non-affiliates would have a market value of $482,257.93.

As of August 14, 2024, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$75,487	$174,877
Accounts receivable, net	-	38,831
Prepayments, deposits and other receivables	60,653	66,817
Right-of-use assets, net	49,998	20,796
Inventories, net	59,436	48,282
Total Current Assets	245,574	349,603

Non-Current Assets
Plant and equipment, net	16,584	12,981
Intangible assets, net	2,296	2,597
Total Non-Current Assets	18,880	15,578

TOTAL ASSETS	$264,454	$365,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$97,248	$93,395
Customer deposits	104,101	68,885
Lease liabilities	50,116	21,038
Amount due to a director	222,752	232,344
Amount due to a related company	352,900	320,315
Income tax payable	1,014	20,019
Total Current Liabilities	828,131	755,996

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(10,125)	(7,222)
Accumulated deficit	(1,845,932)	(1,675,973)
Total Stockholders’ Deficit	(563,677)	(390,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,454	$365,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue, net	3,751	6,840	27,617	19,045

Cost of revenue	(1,466)	(1,538)	(7,441)	(11,035)

Gross profit	2,285	5,302	20,176	8,010

Operating expenses:
Selling and distribution expenses	51	930	4,999	3,258
General and administrative expenses	111,027	138,325	201,471	246,917
Total operating expenses	111,078	139,255	206,470	250,175

Loss from operation	(108,793)	(133,953)	(186,294)	(242,165)

Other Income:
Interest income	258	241	287	246
Sundry income	137	-	340	336
Total other income	395	241	627	582

Loss before income tax	(108,398)	(133,712)	(185,667)	(241,583)

Income tax benefit (expense)	100	-	15,708	-

NET LOSS	(108,298)	(133,712)	(169,959)	(241,583)

Other comprehensive loss:
Foreign currency adjustment loss	(242)	(3,853)	(2,903)	(4,080)

Comprehensive loss	(108,540)	(137,565)	(172,862)	(245,663)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and six months ended June 30, 2024
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2024	20,252,309	2,025	1,290,355	(1,675,973)	(7,222)	(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

Net loss for the period	-	-	-	(108,298)	-	(108,298)

Foreign currency translation adjustment	-	-	-	-	(242)	(242)

Balance at June 30, 2024	20,252,309	2,025	1,290,355	(1,845,932)	(10,125)	(563,677)

	For the three and six months ended June 30, 2023
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2023	20,252,309	2,025	1,290,355	(1,272,273)	(2,678)	17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	(1,380,144)	(2,905)	(90,669)

Net loss for the period	-	-	-	(133,712)	-	(133,712)

Foreign currency translation adjustment	-	-	-	-	(3,853)	(3,853)

Balance at June 30, 2023	20,252,309	2,025	1,290,355	(1,513,856)	(6,758)	(228,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(169,959)	$(241,583)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	194	28,511
Amortization of intangible assets	233	243
Non-cash lease expense	25,307	20,274
	(144,225)	(192,555)
Change in operating assets and liabilities:
Accounts receivables	38,831	16
Prepayments, deposits and other receivables	6,164	13,858
Inventories	(11,154)	17,080
Accounts payable	-	(6,615)
Accrued liabilities and other payables	3,853	38,527
Customer deposits	35,216	(3,628)
Lease liabilities	(25,430)	(21,168)
Income tax payable	(19,005)	(47)
Net cash used in operating activities	(115,750)	(154,532)

Cash flows from investing activities:
Purchase of plant and equipment	(4,169)	-
Net cash used in investing activities	(4,169)	-

Cash flows from financing activities:
Advance from related parties	22,993	19,151
Net cash provided by financing activities	22,993	19,151

Foreign currency translation adjustment	(2,464)	(2,589)

Net change in cash and cash equivalents	(99,390)	(137,970)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,877	381,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,487	$243,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

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

As of June 30, 2024 and December 31, 2023, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2024 and December 31, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2024 were $138 and $194, respectively, and for the three and six months ended June 30, 2023 were $14,160 and $28,511, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and six months ended June 30, 2024 were $116 and $233, respectively, and for the three and six months ended June 30, 2023 were $120 and $243, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded no product sales returns for the six months ended June 30, 2024 and 2023. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales of healthcare products	$3,128	$665	$3,128	$770
Sales of wine products	623	6,175	24,489	18,275

TOTAL	$3,751	$6,840	$27,617	$19,045

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2024 and 2023:

	2024	2023
Period-end HK$:US$ exchange rate	0.12808	0.12761
Period average HK$:US$ exchange rate	0.12790	0.12757
Period-end RMB:US$ exchange rate	0.13764	0.13782
Period average RMB:US$ exchange rate	0.13895	0.14436

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

Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the unaudited condensed consolidated financial statements. Currently, the Company operates in one reportable operating segment in Hong Kong and China.

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) amended guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The revised guidance requires that a public entity disclose significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public entities with a single reportable segment. The amended guidance is effective for fiscal years beginning in January 2024 and interim periods beginning January 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning in January 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

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

For the six months ended June 30, 2024, the Company incurred a net loss of $169,959 and suffered from a working capital deficit of $582,557 as of June 30, 2024. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

	Three months ended June 30, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$3,128	$-	$3,128
Sale of wine products	-	623	623
Total revenue	3,128	623	3,751

Cost of revenue:
Sale of healthcare products	(1,141)	-	(1,141)
Sale of wine products	-	(325)	(325)
Total cost of revenue	(1,141)	(325)	(1,466)

Gross profit	1,987	298	2,285

Operating expenses:
Selling and distribution	-	(51)	(51)
General and administrative	(22,819)	(88,208)	(111,027)
Total operating expenses	(22,819)	(88,259)	(111,078)

Segment loss	$(20,832)	$(87,961)	$(108,793)

	Three months ended 30 June, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$665	$-	$665
Sale of wine products	-	6,175	6,175
Total revenue	665	6,175	6,840

Cost of revenue:
Sale of healthcare products	(297)	-	(297)
Sale of wine products	-	(1,241)	(1,241)
Total cost of revenue	(297)	(1,241)	(1,538)

Gross profit	368	4,934	5,302

Operating expenses:
Selling and distribution	-	(930)	(930)
General and administrative	(92,536)	(45,789)	(138,325)
Total operating expenses	(92,536)	(46,719)	(139,255)

Segment loss	$(92,168)	$(41,785)	$(133,953)

	Six months ended June 30, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$3,128	$-	$3,128
Sale of wine products	-	24,489	24,489
Total revenue	3,128	24,489	27,617

Cost of revenue:
Sale of healthcare products	(1,141)	-	(1,141)
Sale of wine products	-	(6,300)	(6,300)
Total cost of revenue	(1,141)	(6,300)	(7,441)

Gross profit	1,987	18,189	20,176

Operating Expenses
Selling and distribution	-	(4,999)	(4,999)
General and administrative	(22,819)	(178,652)	(201,471)
Total operating expenses	(22,819)	(183,651)	(206,470)

Segment loss	$(20,832)	$(165,462)	$(186,294)

	Six months ended June 30, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	770	-	770
Sale of wine products	-	18,275	18,275
Total revenue	770	18,275	19,045

Cost of revenue:
Sale of healthcare products	(352)	-	(352)
Sale of wine products	-	(10,683)	(10,683)
Total cost of revenue	(352)	(10,683)	(11,035)

Gross profit	418	7,592	8,010

Operating Expenses
Selling and distribution	-	(3,258)	(3,258)
General and administrative	(155,195)	(91,722)	(246,917)
Total operating expenses	(155,195)	(94,980)	(250,175)

Segment loss	$(154,777)	$(87,388)	$(242,165)

The revenues are based on the countries in which the customer is located. For the three and six months ended June 30, 2024 and 2023, all revenues reported are derived from customers located in China.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
		(Audited)
Finished goods – Wine products	$58,058	$48,282
Finished goods – Healthcare products	1,378
	$59,436	$48,282

For the three and six months ended June 30, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of June 30, 2024 and December 31, 2023, the deposit received from customers was $104,101 and $68,885, respectively.

NOTE 7 – AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 8 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 year, through May 16, 2025. Upon expiry, the Company renewed and leased an office premise under operating lease with a term of 1 year.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2024	December 31, 2023
		(Audited)
Right-of-use assets	$49,998	$20,796

The lease liability – right of use is as follows:

	June 30, 2024	December 31, 2023
		(Audited)
Current portion	$50,116	$21,038
Non-current portion	-	-

Total	$50,116	$21,038

 NOTE 9 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2024 and December 31, 2023, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2024	2023

Current tax (benefit)	$(15,708)	$-
Deferred tax	-	-
Income tax (benefit) expense	$(15,708)	$-

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

For the six months ended June 30, 2024 and 2023, the income tax benefit was $100 and $0, respectively. As of June 30, 2024 and December 31, 2023, the Company has not accrued any penalties on uncertain tax positions.

As of June 30, 2024, the operation in the United States incurred $153,804 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2024 and 2023 is as follows:

	Six months ended June 30,
	2024	2023

Loss before income tax	$(84,205)	$(113,302)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(6,947)	(9,347)
Tax adjustments	(15,696)	1,675
Net operating loss	7,035	7,672
Income tax (benefit) expense	$(15,608)	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2024 and 2023 is as follows:

	Six months ended June 30,
	2024	2023

Loss before income taxes	$(98,712)	$(109,557)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(24,678)	(27,389)
Net operating loss	24,678	27,389
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$153,804	154,361
- Hong Kong	23,995	16,960
- PRC	377,601	352,923
	555,400	524,244
Less: valuation allowance	(555,400)	(524,244)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of June 30, 2024 and December 31, 2023.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 11 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2024 and December 31, 2023, the Company owed the balance of $222,752 and $232,344 to its director, and owed the balance of $352,900 and $320,315 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2024, a single customer accounted for 64% of the Company’s revenues amounting to $2,407. There is no single customer who accounted for 10% of more of the Company’s revenues for the six months ended June 30, 2024.

For the six months ended June 30, 2023, a single customer accounted for 54% of the Company’s revenues amounting to $10,220. There is no single customer who accounted for 10% of more of the Company’s revenues for the three months ended June 30, 2023.

All the Company’s customers are located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2024, a single vendor accounted 77% and 15% of the Company’s purchases amounting to $1,128 and $1,128, respectively.

For the three and six months ended June 30, 2023, a single vendor accounted for 100% of the Company’s purchases amounting to $1,398 and $1,398, respectively with accounts payable of $1,398.

All the Company’s vendors are located in the PRC.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The following table sets forth certain operational data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Revenue, net	$3,751	$6,840
Cost of revenue	(1,466)	(1,538)
Gross profit	2,285	5,302
Total operating expenses	(111,078)	(139,255)
Total other income	395	241
Loss before income tax	(108,398)	(133,712)
Income tax benefit	100	-
Net loss	(108,298)	(133,712)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Revenue, net	$27,617	$19,045
Cost of revenue	(7,441)	(11,035)
Gross profit	20,176	8,010
Total operating expenses	(206,470)	(250,175)
Total other income	627	582
Loss before income tax	(185,667)	(241,583)
Income tax benefit	15,708	-
Net loss	(169,959)	(241,583)

Revenue. For the three and six months ended June 30, 2024, we generated revenues of $3,751 and $27,617, respectively. For the comparative three and six months ended June 30, 2023, we generated revenues of $6,840 and $19,045, respectively. There was a significant increase in revenue because of a raising demand in wine market in China.

Cost of Revenue. For the three and six months ended June 30, 2024, the cost of revenue was $1,466 and $7,441, respectively, and as a percentage of net revenue, approximately 39% and 27%, Cost of revenue for the three and six months ended June 30, 2023 was $1,538 and $11,035, respectively, and as a percentage of net revenue, approximately 22% and 58%, respectively. The cost of revenue decreased due to effective sourcing from vendors with lower costs.

Gross Profit. For the three months ended June 30, 2024 and 2023, the gross profit was $2,285 and $5,302, respectively, the gross profit margin was 61% and 78%, respectively. For the six months ended June 30, 2024 and 2023, the gross profit was $20,176 and $8,010, respectively, the gross profit margin was 73% and 42%, respectively. The gross profit increased due to effective sourcing from vendors with lower costs.

Operating Expenses. For the three and six months ended June 30, 2024, the operating cost was $111,078 and $206,470, respectively, and while for the three and six months ended June 30, 2023 was $139,255 and $250,175, respectively. The operating expenses decreased due to a decrease in administrative expenses.

Other Income. For the three and six months ended June 30, 2024, the total other income was $395 and $627, respectively and while for the three and six months ended June 30, 2023 was $241 and $582, respectively. The other income increased due to an increase in receipt of bank interest income.

Net Loss. For the three and six months ended June 30, 2024, we incurred a net loss of $108,298 and $169,959, respectively and for the three and six months ended June 30, 2023, we incurred a net loss of $133,712 and $241,583, respectively. The decrease in net loss was primarily attributable to the increase in revenue from wine market.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $75,487.

As of December 31, 2023, we had cash and cash equivalents of $174,877.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(115,750)	$(154,532)
Net cash used in investing activities	(4,169)	-
Net cash provided by financing activities	22,993	19,151

Operating Activities.

For the six months ended June 30, 2024, net cash used in operating activities was $115,750, which primarily consisted of a net loss of $169,959, increase in inventories of $11,154, decrease in lease liabilities of $25,430 and decrease in income tax payable of $19,005. The amounts are partially offset by non-cash adjustments of depreciation of plant and equipment of $194, amortization of intangible asset of $233, non-cash lease expense of $25,307, decrease in accounts receivable of $38,831, decrease in in deposits and other receivables of $6,164, increase in accrued liabilities and other payables of $3,853 and increase in customer deposits of $35,216.

For the six months ended June 30, 2023, net cash used in operating activities was $154,532, which primarily consisted of a net loss of $241,583, decrease in accounts payable of $6,615, decrease in income tax payable of $47, decrease in customer deposits of $3,628 and decrease in lease liabilities of $21,168. The amounts are partially offset by non-cash adjustments of depreciation of plant and equipment of $28,511, amortization of intangible asset of $243, non-cash lease expense of $20,274, decrease in accounts receivable of $16, decrease in deposits and other receivables of $13,858, decrease in inventories of $17,080, and increase in accrued liabilities and other payables of $38,527.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Investing Activities.

For the six months ended June 30, 2024, net cash used in investing activities was $4,169, which primarily consisted of purchase of plant and equipment.

Financing Activities.

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $22,993 and $19,151, which primarily consisted of advances from a director and related parties.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2024.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2024, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 14, 2024	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

