Form 10-Q
period 2024-09-30
China Foods Holdings Ltd.
filed 2024-11-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

As of November 14, 2024, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$65,565	$174,877
Accounts receivable, net	-	38,831
Prepayments, deposits and other receivables	77,347	66,817
Right-of-use assets, net	36,531	20,796
Inventories, net	70,530	48,282
Income tax receivable	1,225	-
Total Current Assets	251,198	349,603

Non-Current Assets
Plant and equipment, net	16,859	12,981
Intangible assets, net	2,259	2,597
Total Non-Current Assets	19,118	15,578

TOTAL ASSETS	$270,316	$365,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,276	$-
Accrued liabilities and other payables	96,927	93,395
Customer deposits	141,190	68,885
Lease liabilities	36,879	21,038
Amount due to a director	293,703	232,344
Amount due to related parties	363,103	320,315
Income tax payable	-	20,019
Total Current Liabilities	966,078	755,996

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(15,037)	(7,222)
Accumulated deficit	(1,973,105)	(1,675,973)
Total Stockholders’ Deficit	(695,762)	(390,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,316	$365,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue, net	22,403	5,293	50,020	24,338

Cost of revenue	(21,088)	(1,619)	(28,529)	(12,654)

Gross profit	1,315	3,674	21,491	11,684

Operating expenses:
Selling and distribution expenses	1,111	248	6,110	3,506
General and administrative expenses	110,873	116,990	312,344	363,907
Total operating expenses	111,984	117,238	318,454	367,413

Loss from operation	(110,669)	(113,564)	(296,963)	(355,729)

Other Income:
Interest income	24	4	311	250
Sundry income	15	9	355	345
Total other income	39	13	666	595

Loss before income tax	(110,630)	(113,551)	(296,297)	(355,134)

Income tax expense	(16,543)	-	(835)	-

NET LOSS	(127,173)	(113,551)	(297,132)	(355,134)

Other comprehensive loss:
Foreign currency adjustment loss	(4,912)	23	(7,815)	(4,057)

Comprehensive loss	(132,085)	(113,528)	(304,947)	(359,191)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and nine months ended September 30, 2024
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2024	20,252,309	2,025	1,290,355	(1,675,973)	(7,222)	(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

Net loss for the period	-	-	-	(108,298)	-	(108,298)

Foreign currency translation adjustment	-	-	-	-	(242)	(242)

Balance at June 30, 2024	20,252,309	2,025	1,290,355	(1,845,932)	(10,125)	(563,677)

Net loss for the period	-	-	-	(127,173)	-	(127,173)

Foreign currency translation adjustment	-	-	-	-	(4,912)	(4,912)

Balance at September 30, 2024	20,252,309	2,025	1,290,355	(1,973,105)	(15,037)	(695,762)

	For the three and nine months ended September 30, 2023
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2023	20,252,309	2,025	1,290,355	(1,272,273)	(2,678)	17,429

Net loss for the period	-	-	-	(107,871)	-	(107,871)

Foreign currency translation adjustment	-	-	-	-	(227)	(227)

Balance at March 31, 2023	20,252,309	2,025	1,290,355	(1,380,144)	(2,905)	(90,669)

Net loss for the period	-	-	-	(133,712)	-	(133,712)

Foreign currency translation adjustment	-	-	-	-	(3,853)	(3,853)

Balance at June 30, 2023	20,252,309	2,025	1,290,355	(1,513,856)	(6,758)	(228,234)

Net loss for the period	-	-	-	(113,551)	-	(113,551)

Foreign currency translation adjustment	-	-	-	-	23	23

Balance at September 30, 2023	20,252,309	2,025	1,290,355	(1,627,407)	(6,735)	(341,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(297,132)	$(355,134)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	194	37,341
Amortization of intangible assets	233	359
Non-cash lease expense	38,963	36,910
	(257,742)	(280,524)
Change in operating assets and liabilities:
Accounts receivables	38,831	13
Prepayments, deposits and other receivables	(10,530)	12,917
Inventories	(22,248)	19,350
Accounts payable	34,276	(6,615)
Accrued liabilities and other payables	3,532	63,664
Customer deposits	72,305	(6,854)
Lease liabilities	(38,858)	(37,427)
Income tax payable	(21,244)	(39)
Net cash used in operating activities	(201,678)	(235,515)

Cash flows from investing activities:
Purchase of plant and equipment	(4,169)	(743)
Net cash used in investing activities	(4,169)	(743)

Cash flows from financing activities:
Advance from a director and related parties	104,147	14,606
Net cash provided by financing activities	104,147	14,606

Foreign currency translation adjustment	(7,612)	(2,611)

Net change in cash and cash equivalents	(109,312)	(224,263)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,877	381,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,565	$157,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following table depicts the description of the Company’s subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered paid up share capital	Effective interest held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products and sales of wine	RMB 9,000,000	100%

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts.

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

As of September 30, 2024 and December 31, 2023, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2024 and December 31, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2024 were $138 and $194, respectively, and for the three and nine months ended September 30, 2023 were $8,830 and $37,341, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and nine months ended September 30, 2024 were $116 and $233, respectively, and for the three and nine months ended September 30, 2023 were $116 and $359, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded no product sales returns for the nine months ended September 30, 2024 and 2023. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales of healthcare products	$250	$2,597	$3,378	$3,367
Sales of wine products	22,153	2,696	46,642	20,971

TOTAL	$22,403	$5,293	$50,020	$24,338

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended September 30, 2024 and 2023:

	2024	2023
Period-end HK$:US$ exchange rate	0.12868	0.12767
Period average HK$:US$ exchange rate	0.12803	0.12764
Period-end RMB:US$ exchange rate	0.14264	0.13705
Period average RMB:US$ exchange rate	0.13929	0.14229

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

For the nine months ended September 30, 2024, the Company incurred a net loss of $297,132 and suffered from a working capital deficit of $695,762 as of September 30, 2024. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

	Three months ended September 30, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$250	$-	$250
Sale of wine products	-	22,153	22,153
Total revenue	250	22,153	22,403

Cost of revenue:
Sale of healthcare products	(408)	-	(408)
Sale of wine products	-	(20,680)	(20,680)
Total cost of revenue	(408)	(20,680)	(21,088)

Gross profit	(158)	1,473	1,315

Operating expenses:
Selling and distribution	-	(1,111)	(1,111)
General and administrative	1,728	(112,601)	(110,873)
Total operating expenses	1,728	(113,712)	(111,984)

Segment loss	$1,570	$(112,239)	$(110,669)

	Three months ended 30 September, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$2,597	$-	$2,597
Sale of wine products	-	2,696	2,696
Total revenue	2,597	2,696	5,293

Cost of revenue:
Sale of healthcare products	(1,075)	-	(1,075)
Sale of wine products	-	(544)	(544)
Total cost of revenue	(1,075)	(544)	(1,619)

Gross profit	1,522	2,152	3,674

Operating expenses:
Selling and distribution	-	(248)	(248)
General and administrative	(76,826)	(40,164)	(116,990)
Total operating expenses	(76,826)	(40,412)	(117,238)

Segment loss	$(75,304)	$(38,260)	$(113,564)

	Nine months ended September 30, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$3,378	$-	$3,378
Sale of wine products	-	46,642	46,642
Total revenue	3,378	46,642	50,020

Cost of revenue:
Sale of healthcare products	(1,549)	-	(1,549)
Sale of wine products	-	(26,980)	(26,980)
Total cost of revenue	(1,549)	(26,980)	(28,529)

Gross profit	1,829	19,662	21,491

Operating Expenses
Selling and distribution	-	(6,110)	(6,110)
General and administrative	(21,091)	(291,253)	(312,344)
Total operating expenses	(21,091)	(297,363)	(318,454)

Segment loss	$(19,262)	$(277,701)	$(296,963)

	Nine months ended September 30, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	3,367	-	3,367
Sale of wine products	-	20,971	20,971
Total revenue	3,367	20,971	24,338

Cost of revenue:
Sale of healthcare products	(1,427)	-	(1,427)
Sale of wine products	-	(11,227)	(11,227)
Total cost of revenue	(1,427)	(11,227)	(12,654)

Gross profit	1,940	9,744	11,684

Operating Expenses
Selling and distribution	-	(3,506)	(3,506)
General and administrative	(232,021)	(131,886)	(363,907)
Total operating expenses	(232,021)	(135,392)	(367,413)

Segment loss	$(230,081)	$(125,648)	$(355,729)

The revenues are based on the countries in which the customer is located. For the three and nine months ended September 30, 2024 and 2023, all revenues reported are derived from customers located in China.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
		(Audited)
Finished goods – Wine products	$69,134	$42,282
Finished goods – Healthcare products	1,396	-
	$70,530	$42,282

For the three and nine months ended September 30, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of September 30, 2024 and December 31, 2023, the deposit received from customers was $141,190  and $68,885, respectively.

NOTE 7 – AMOUNTS DUE TO A DIRECTOR AND RELATED PARTIES

The amounts represented temporary advances to the Company by its director and its related parties which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 8 – LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 year, through May 16, 2025.

Upon expiry, the Company renewed and leased an office premise under operating lease with a term of 1 year.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2024	December 31, 2023
		(Audited)
Right-of-use assets	$36,531	$20,796

The lease liability – right of use is as follows:

	September 30, 2024	December 31, 2023
		(Audited)
Current portion	$36,879	$21,038
Non-current portion	-	-

Total	$36,879	$21,038

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

As of September 30, 2024 and December 31, 2023, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2024	2023

Current tax	$835	$-
Deferred tax	-	-
Income tax expense	$835	$-

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

For the nine months ended September 30, 2024 and 2023, the income tax benefit was $100 and $0, respectively. As of September 30, 2024 and December 31, 2023, the Company has not accrued any penalties on uncertain tax positions.

As of September 30, 2024, the operation in the United States incurred $153,804 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine months ended September 30,
	2024	2023

Loss before income tax	$(131,685)	$(113,302)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(10,864)	(9,347)
Tax adjustments	903	1,675
Net operating loss	10,896	7,672
Income tax expense	$935	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine months ended September 30,
	2024	2023

Loss before income taxes	$(161,858)	$(109,557)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(40,465)	(27,389)
Net operating loss	40,465	27,389
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$153,804	$154,361
- Hong Kong	23,995	16,960
- PRC	393,388	352,923
	571,187	524,244
Less: valuation allowance	(571,187)	(524,244)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of September 30, 2024 and December 31, 2023.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 11 – RELATED PARTIES TRANSACTIONS

From time to time, the Company’s director and related parties advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2024 and December 31, 2023, the Company owed the balance of $293,703 and $232,344 to its director, owed the balance of $192,567 and $194,707 to its related company who shares a common director, owed the balance of $163,387 and $125,608 to its legal corporate legal representative and owed the balance of $7,149 and $nil to its shareholder.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the nine months ended September 30, 2024, a single customer accounted for 50% of the Company’s revenues amounting to $24,930. For the three months ended September 30, 2024, a single customer accounted for 99% of the Company’s revenues amounting to $22,009.

For the nine months ended September 30, 2023, a single customer accounted for 42% of the Company’s revenues amounting to $10,220. For the three months ended September 30, 2023, a single customer accounted for 56% of the Company’s revenues amounting to $2,960.

All the Company’s customers are located in the PRC.

(b) Major vendors

There is no single customer who accounted for 10% of more of the Company’s revenues for the three and nine months ended September 30, 2024,

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023
Revenue, net	$22,403	$5,293
Cost of revenue	(21,088)	(1,619)
Gross profit	1,315	3,674
Total operating expenses	(111,984)	(117,238)
Total other income	39	13
Loss before income tax	(110,630)	(113,551)
Income tax expense	(16,543)	-
Net loss	(127,173)	(113,551))

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Revenue, net	$50,020	$24,338
Cost of revenue	(28,529)	(12,654)
Gross profit	21,491	11,684
Total operating expenses	(318,454)	(367,413)
Total other income	666	595
Loss before income tax	(296,297)	(355,134)
Income tax expense	(835)	-
Net loss	(297,132)	(355,134))

Revenue. For the three and nine months ended September 30, 2024, we generated revenues of $22,403 and $50,020, respectively. For the comparative three and nine months ended September 30, 2023, we generated revenues of $5,293 and $24,338, respectively. The increase in revenue can be attributed to the rising demand in the Chinese wine market. This increase in demand has led to higher sales volumes, driving a notable revenue boost.

Cost of Revenue. For the three and nine months ended September 30, 2024, the cost of revenue was $21,088 and $28,529, respectively, and as a percentage of net revenue, approximately 94% and 57%, Cost of revenue for the three and nine months ended September 30, 2023 was $1,619 and $12,654, respectively, and as a percentage of net revenue, approximately 31% and 52%, respectively. The cost of revenue also rose substantially for the three and nine months of 2024, largely due to sourcing products from vendors with higher costs. This increase in procurement costs has impacted the overall cost structure, raising the cost of revenue as a percentage of net revenue.

Gross Profit. For the three months ended September 30, 2024 and 2023, the gross profit was $1,315 and $3,674, respectively, the gross profit margin was 6% and 69%,  respectively. For the nine months ended September 30, 2024 and 2023, the gross profit was $21,491 and $11,684, respectively, the gross profit margin was 43% and 48%, respectively. The decrease in gross profit margin for the periods ended September 30, 2024, compared to the same periods in 2023, is primarily due to increased cost of revenue from sourcing products at higher costs, which offset the revenue growth driven by rising demand in the Chinese wine market.

Operating Expenses. For the three and nine months ended September 30, 2024, the operating cost was $111,984 and $318,454, respectively, and while for the three and nine months ended September 30, 2023 was $117,238 and $367,413, respectively. The operating expenses decreased due to a decrease in administrative expenses.

Other Income. For the three and nine months ended September 30, 2024, the total other income was $39 and $666, respectively and while for the three and nine months ended September 30, 2023 was $13 and $595, respectively. The other income increased due to an increase in receipt of bank interest income.

Income Tax Expense: For the three and nine months ended September 30, 2024, income tax expenses were $16,543 and $835, respectively, whereas there were no income tax expenses for the same periods in 2023. The increase in income tax expense is primarily due to an under-provision of profit tax in our Hong Kong company in previous years, resulting from the impacts of the COVID-19 pandemic.

Net Loss. For the three and nine months ended September 30, 2024, we incurred a net loss of $127,173 and $297,132, respectively and for the three and nine months ended September 30, 2023, we incurred a net loss of $113,551 and $355,134, respectively. The increase in net loss for the three months ended September 30, 2024, was primarily attributed to the rise in the cost of revenue during the period, while the decrease in net loss for the nine months ended September 30, 2024, was mainly due to increased revenue from the wine market.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $65,565.

As of December 31, 2023, we had cash and cash equivalents of $174,877.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(201,678)	$(235,515)
Net cash used in investing activities	(4,169)	(743)
Net cash provided by financing activities	104,147	14,606

Operating Activities.

For the nine months ended September 30, 2024, net cash used in operating activities was $201,678, which primarily consisted of a net loss of $297,132, increase in inventories of $22,248, decrease in lease liabilities of $38,858 and decrease in income tax payable of $21,244. The amounts are partially offset by non-cash adjustments of depreciation of plant and equipment of $194, amortization of intangible asset of $233, non-cash lease expense of $38,963, decrease in accounts receivable of $38,831, decrease in in deposits and other receivables of $10,530, increase in accrued liabilities and other payables of $3,532 and increase in customer deposits of $72,305.

For the nine months ended September 30, 2023, net cash used in operating activities was $235,515, which primarily consisted of a net loss of $355,134, non-cash adjustments of depreciation of plant and equipment of $37,341, amortization of intangible asset of $359, non-cash lease expense of $36,910, increase in accrued liabilities and other payables of $63,664, decrease in accounts receivable of $13, decrease in deposits and other receivables of $12,917, decrease in inventories of $19,350, and offset by decrease in accounts payable of $6,615, decrease in customer deposits of $6,854, decrease in income tax payable of $39, and decrease in lease liabilities of $37,427.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Investing Activities.

For the nine months ended September 30, 2024, net cash used in investing activities was $4,169 (2023: $743), which primarily consisted of purchase of plant and equipment.

Financing Activities.

For the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $181,149 and $14,606, which primarily consisted of advances from a director and related parties.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective  such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected but we believe the controls and procedures do provide a reasonable assurance. To mitigate these issues, we established clearer communication protocols to ensure prompt information flow to management, launched a comprehensive SEC compliance training program, and increased the frequency of manual control reviews. These steps collectively provide reasonable assurance in our reporting process, despite the inherent limitations of any control system.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended September 30, 2024.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2024, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: November 14, 2024	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

