Form 10-K
period 2024-12-31
China Foods Holdings Ltd.
filed 2025-04-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $0.77 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.77 shares held by non-affiliates would have a market value of $1,002,008.

As of April 11, 2025, the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock. After the Merger, HY Resources Investments Limited (formerly known as HY (HK) Financial Investments Co., Ltd.) owns 5,001,000 shares of common stock of the Company.

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

Corporate Organization Chart

Our Products

Our health products are designed to help enhance immunity and improve general wellbeing. We provide the following categories of healthcare products, wine and customized healthcare consultation services in China: (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement (iv) Skincare and (v) wine. The healthcare products target all age groups with different needs.

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

According to the Frost & Sullivan report and data from the China Business Industry Research Institute, by the end of 2023, the scale of China Great Health industry has reached approximately USD2.01 trillion. Preliminary estimates suggest that in 2024, the scale of China Great Health industry will exceed USD2.22 trillion. It is expected that by 2025, the scale of China Great Health industry will reach USD2.43 trillion to USD2.57 trillion. Over the next five years (2025-2030), the compound annual growth rate is expected to be around 10.6%, with the scale of China Great Health industry projected to exceed USD4.03 trillion by 2030.

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

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor through April 9, 2024, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCAOB on December 16, 2021 and the HFCAA. On October 17, 2024, the Company engaged a new auditor J&S Associate PLT a PCAOB approved auditing firm based in Kuala Lumpur, Malaysia. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor at the time was located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor was not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

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

The Company also entered a lease of corporate office located at Room 2301A, China Resources Building, 26 Harbour Road, Wanchai, Hong Kong with a monthly rent of HK$36,603 (approximately US$4,700). The lease is a fixed one-year term, commencing on May 17, 2024, and ending on May 16, 2025.

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

Quarter Ended	High Bid	Low Bid
December 2024	$0.77	$0.77
September 2024	$0.77	$0.77
June 2024	$0.77	$0.77
March 2024	$0.77	$0.77

December 2023	$2.50	$2.50
September 2023	$2.50	$2.50
June 2023	$2.50	$2.50
March 2023	$2.50	$2.50

Holders

At April 11, 2025, the Company had approximately 231 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2024 and 2023.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2024.

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

Our Products and Services

Our health products are designed to help enhance immunity and improve general wellbeing. We provide the following categories of healthcare products and customized healthcare consultation services in China: (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement, (iv) Skincare and (v) Wine. The healthcare products target all age groups with different needs.

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

Our wine business focuses on customized procurement by establishing cooperative relationships with selected wine suppliers. High-quality wines are directly sourced, packaged, and labeled in their countries of origin, then imported through supply chain agents. At present, one of the main products of Guangzhou Xiao Xiang Health Industry Company Limited’s high-end wine business is a Puerto Rican red wine from France. The deep, strong and full-bodied Puerto Rico is a wine with rich tannins and fruit. We source this wine through a distribution agreement with Shenzhen Guisheng Supply Chain Co., Ltd. In addition to the wine business, Guangzhou Xiao Xiang will expand its product range to include beauty products, with a particular focus on skincare items such as facial masks. This strategic extension aligns with the company’s vision to diversify its offerings and tap into the growing beauty and wellness market.

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

According to the Frost & Sullivan report and data from the China Business Industry Research Institute, by the end of 2023, the scale of China Great Health industry has reached approximately USD2.01 trillion. Preliminary estimates suggest that in 2024, the scale of China Great Health industry will exceed USD2.22 trillion. It is expected that by 2025, the scale of China Great Health industry will reach USD2.43 trillion to USD2.57 trillion. Over the next five years (2025-2030), the compound annual growth rate is expected to be around 10.6%, with the scale of China Great Health industry projected to exceed USD4.03 trillion by 2030.

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

Summary of Financial Information

Our business experienced steady growth this year, driven by improving market conditions and increased demand for our services. We have continued to refine our operational strategies, enhance efficiency, and capitalize on emerging opportunities. This positive momentum has contributed to a stronger financial performance compared to the previous year. While challenges remain, we remain committed to sustainable growth and operational excellence.

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$233,339	$158,475
Cost of revenue	(179,466)	(94,331)
Gross profit	53,873	64,144
Total operating expenses	(509,510)	(468,781)
Total other income	902	937
Loss before income taxes	(454,735)	(403,700)
Income tax benefit	(836)	-
Net loss	(455,571)	(403,700)

Revenue. We generated revenues of $233,339 and $158,475 for the fiscal years ended December 31, 2024 and 2023. All of our major customers are located in the PRC and Hong Kong. Our revenue increased by 47%, due to the upturn in market conditions and high demand in the healthcare market.

During the years ended December 31, 2024, and 2023, the nature of businesses and segment was shown as below:

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

	Year Ended December 31, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$19,524	$-	$19,524
Sale of healthcare products	106,024	-	106,024
Sale of wine products	-	107,791	107,791
Total revenue	125,548	107,791	233,339

Cost of sales:
Sale of healthcare products	(94,512)	-	(94,512)
Sale of wine products	-	(84,954)	(84,954)
Total cost of revenue	(94,512)	(84,954)	(179,466)

Gross profit	31,036	22,837	53,873

Operating expenses:
Selling and distribution	-	(6,856)	(6,856)
General and administrative	(100,531)	(402,123)	(502,654)
Total operating expenses	(100,531)	(408,979)	(509,510)

Segment loss	$(69,495)	$(386,142)	$(455,637)

	Year Ended December 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$15,968	$-	$15,968
Sale of healthcare products	3,344	-	3,344
Sale of wine products	-	139,163	139,163
Total revenue	19,312	139,163	158,475

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(1,419)	-	(1,419)
Sale of wine products	-	(92,912)	(92,912)
Total cost of revenue	(1,419)	(92,912)	(94,331)

Gross profit	17,893	46,251	64,144

Operating expenses:
Selling and distribution	-	(3,547)	(3,547)
General and administrative	(93,047)	(372,187)	(465,234)
Total operating expenses	(93,047)	(375,734)	(468,781)

Segment loss	$(75,154)	$(329,483)	$(404,637)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2024	2023

Hong Kong	$19,228	$15,968
China	214,111	142,507

	$233,339	$158,475

During the years ended December 31, 2024, and 2023, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2024			December 31, 2024
	Revenues	Percentage of revenues		Accounts receivable
Hunan Wuyouzhongle Culture Media Co., Ltd.	$101,470	43%		$-
Guangdong Chuanrun Film and Television Communication Co., Ltd.	43,743	19%		-
Tmall store	24,979	11%		-
TOTAL	$170,192	73%	Total	$-

	Year ended December 31, 2023			December 31, 2023 (Restated)
	Revenues	Percentage of revenues		Accounts receivable
Qianhai International Liaison Services and Investment Co., Ltd	$83,433	53%		$-
Huaye Xiaoxiang Health Industry Co., Ltd.	42,827	27%		-
Tang Fung Limited	15,968	10%		-
TOTAL	$142,228	90%	Total	$-

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 76.91% for the fiscal year ended December 31, 2024. Cost of revenue as a percentage of net revenue was approximately 59.52% for the fiscal year ended December 31, 2023. The increase in cost of revenue as a percentage of net revenue is attributable to an increase in sales of healthcare products. During the years ended December 31, 2024 and 2023, the following vendors accounted for 10% or more of our purchases:

	Year ended December 31, 2024			December 31, 2024
Vendor	Purchases	Percentage of purchases		Accounts payable
Guangzhou Niyas Biotechnology Co., Ltd.	$77,150	43%		$-
JD.com	$84,954	47%		$-
TOTAL	$162,104	90%	Total:	$-

	Year ended December 31, 2023 (Restated)			December 31, 2023
Vendor	Purchases	Percentage of purchases		Accounts payable
JD.com	$92,727	98%	Total:	$-

Gross Profit. We achieved a gross profit of $53,873 and $64,144 for the fiscal years ended December 31, 2024, and 2023, respectively. The decrease in gross profit is primarily attributable to the decrease in gross profit of both healthcare products and wine products.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $502,654 and $465,234 for the fiscal years ended December 31, 2024, and 2023, respectively. The increase was primarily due to higher motor vehicle expenses and travelling expenses during the year.

Other Income. We incurred other income of $902 for the fiscal year ended December 31, 2024, as compared to other income of $937 for the fiscal year ended December 31, 2023. Our other income for the year ended December 31, 2024 mainly consisted of the bank interest income.

Income Tax Expense. We recorded income tax expenses of $836 and $0 for the fiscal years ended December 31, 2024 and 2023.

Net Loss. During the year ended December 31, 2024, we incurred a net loss of $455,571, as compared to a net loss of $403,700 for the year ended December 31, 2023. The increase in net loss is mainly due to the increase in total operating expenses.

Liquidity And Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $39,192, inventories of $54,943 and prepayments, deposits and other receivables of $302,997.

As of December 31, 2023, we had cash and cash equivalents of $174,877, inventories of $48,282, operating right of use assets of $20,796, accounts receivable of $38,831 and prepayments, deposits and other receivables of $66,817.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2024	2023 (Restated)
Net cash used in operating activities	$(353,812)	$(316,916)
Net cash used in investing activities	(23,454)	(746)
Net cash provided by financing activities	245,524	114,270

Net Cash Used In Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was $353,812 which consisted primarily of a net loss of $455,571, depreciation of plant and equipment of $1,768, amortization of intangible asset of $467, decrease in amount due from a related party of $38,831, increase in prepayment, deposits and other receivables of $236,180, increase in inventories of $6,661, decrease in lease liabilities of $242, decrease in tax payable of $21,573, decrease in accrued liabilities and other payables of $21,560 and increase in customer deposit of $346,909.

For the year ended December 31, 2023, net cash used in operating activities was $316,916 which consisted primarily of a net loss of $403,700, depreciation of plant and equipment of $42,390, amortization of intangible asset of $433, non-cash lease expense of $50,991, decrease in accounts receivable of $5,120, increase in amount due from a related party of $38,831, decrease in prepayment, deposits and other receivables of $7,996, decrease in inventories of $90,300, decrease in lease liabilities of $14,170, increase in tax payable of $4,297, decrease in accounts payable of $8,013, decrease in accrued liabilities and other payables of $49,012 and decrease in customer deposit of $4,717.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended December 31, 2024, net cash used in investing activities was $23,454 which solely consisted primarily of purchase of plant and equipment.

For the year ended December 31, 2023, net cash provided by investing activities was $746 which solely consisted primarily of purchase of plant and equipment.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2024, net cash provided by financing activities was $245,524, consisting primarily of advance from a related party of $40,815, advance from directors of $108,767 and advance from a related company of $95,942.

For the year ended December 31, 2023, net cash provided by financing activities was $114,270, consisting primarily of advance from a related party of 125,608, repayment to a related company of $5,257, advance from a director of $31,297 and repayment of lease liabilities of 37,378.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be higher than 2024. As of December 31, 2024, we had an accumulated deficit of $2,131,544. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We do not have any contractual obligations and commercial commitments as of December 31, 2024.

Off-Balance Sheet Arrangements.

As of December 31, 2024, the Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Significant areas for which management uses estimates include:

●	inventory;

●	estimated lives for tangible and intangible assets; and

●	income tax valuation allowance

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

As of December 31, 2024 and 2023, there was no allowance for expected credit losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

China Foods Holdings Ltd

Index to

Consolidated Financial Statements

J&S ASSOCIATE PLT (F.K.A: J&S ASSOCIATE)

202206000037 (LLP0033395-LCA) & AF002380

(Registered with US PCAOB and Malaysia MIA)

B-11-14, Megan Avenue II,

12 Jalan Yap Kwan Seng

50450, Kuala Lumpur, Malaysia.

Tel : +603 – 4813 9469 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

CHINA FOODS HOLDINGS LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Foods Holdings Ltd. and its subsidiaries (collectively, the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2024 are in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ J&S Associate PLT
Certified Public Accountants
PCAOB Number: 6743

April 11, 2025
Malaysia

We have served as the Company’s auditor since 2024.

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

April 15th, 2024.

Lagos, Nigeria

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2024	December 31, 2023 (Restated)

ASSETS

Current Assets
Cash and cash equivalents	39,192	174,877
Amount due from a related company	-	38,831
Prepayments, deposits and other receivables	302,997	66,817
Right-of-use assets, net	-	20,796
Inventories, net	54,943	48,282
Income tax refundable	1,554	-
Total Current Assets	398,686	349,603

Non-Current Assets
Plant and equipment, net	34,264	12,981
Intangible assets, net	2,055	2,597
Total Non-Current Assets	36,319	15,578

TOTAL ASSETS	435,005	365,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	52,088	73,648
Customer deposits	415,794	68,885
Lease liabilities	-	21,038
Amount due to directors	360,858	252,091
Amount due to a related company	290,649	194,707
Amount due to a related party	166,423	125,608
Income tax payable	-	20,019
Total Current-Liabilities	1,285,812	755,996

Commitment and contingents	-	-

Shareholders’ Deficit
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(11,643)	(7,222)
Accumulated deficit	(2,131,544)	(1,675,973)
Total Shareholders’ Deficit	(850,807)	(390,815)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	435,005	365,181

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2024	2023

Revenue, net	$233,339	$158,475

Cost of revenue	(179,466)	(94,331)

Gross profit	53,873	64,144

Operating expenses
Selling and distribution expenses	6,856	3,547
General and administrative expenses	502,654	465,234
Total operating expenses	509,510	468,781

Loss from operation	(455,637)	(404,637)

Other income:
Interest income	329	594
Sundry income	573	343
Total other income	902	937

Loss before income tax	(454,735)	(403,700)

Income tax expenses	(836)	-

NET LOSS	$(455,571)	$(403,700)

Other comprehensive loss
Foreign currency adjustment loss	(4,421)	(4,544)

Comprehensive loss	$(459,992)	$(408,244)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Share	Amount	capital	deficit	loss	Equity/(Deficit)
Balance at January 1, 2023	20,252,309	$2,025	$1,290,355	$(1,272,273)	$(2,678)	$17,429

Foreign currency translation adjustment	-	-	-	-	(4,544)	(4,544)

Net loss for the year	-	-	-	(403,700)	-	(403,700)

Balance at December 31, 2023	20,252,309	$2,025	$1,290,355	$(1,675,973)	$(7,222)	$(390,815)

Foreign currency translation adjustment	-	-	-	-	(4,421)	(4,421)

Net loss for the year	-	-	-	(455,571)	-	(455,571)

Balance at December 31, 2024	20,252,309	$2,025	$1,290,355	$(2,131,544)	$(11,643)	$(850,807)

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023 (Restated)

Cash flows from operating activities:
Net loss	$(455,571)	$(403,700)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	1,768	42,390
Amortization	467	433
Non-cash lease expense	-	50,991
Adjustments to reconcile net loss to net cash used in operating activities, Total	(453,336)	(309,886)
Change in operating assets and liabilities:
Accounts receivable	-	5,120
Amount due from a related party	38,831	(38,831)
Prepayments, deposits and other receivables	(236,180)	7,996
Inventories	(6,661)	90,300
Lease liabilities	(242)	(14,170)
Accounts payable	-	(8,013)
Accrued liabilities and other payables	(21,560)	(49,012)
Customer deposits	346,909	(4,717)
Tax payable	(21,573)	4,297
Net cash used in operating activities	(353,812)	(316,916)

Cash flows from investing activities
Purchase of plant and equipment	(23,454)	(746)
Net cash used in investing activities	(23,454)	(746)

Cash flows from financing activities:
Payment of lease liabilities	-	(37,378)
Advance from a related party	40,815	125,608
Advance from directors	108,767	31,297
Advance from (Repayment to) a related company	95,942	(5,257)
Net cash provided by financing activities	245,524	114,270

Foreign currency translation adjustment	(3,943)	(3,440)

Net change in cash and cash equivalents	(135,685)	(206,832)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	174,877	381,709

CASH AND CASH EQUIVALENTS, END OF YEAR	$39,192	$174,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$16,662	$-

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

As of December 31, 2024 and 2023, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2024 and 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2024 and 2023 was $467 and $433, respectively.

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

Revenue is earned from the rendering of health consulting advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Aa the revenue stream that the company provides health consulting advisory services. In this case, the company is directly responsible for providing the services to the customer. The company controls the service before it is rendered, which means it assumes the risk and reward associated with the provision of these services. In conclusion, the company is the principal in this case because it controls the services provided and bears the risk of performing the services to meet customer needs.

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company records its cost including taxes. The company is responsible for pricing, marketing, shipping, and recognizing revenue upon the delivery of products. Therefore, the company is the principal because it controls the goods before the customer receives them, assumes the risks (including shipping and material costs), and is responsible for the transaction. The company is not merely facilitating the sale but rather engaging in the direct sale and transfer of goods.

Wine Business mainly provides the wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product delivered to the customers. The Company also records its cost including taxes such as, urban construction tax and educational surtax. Similar to the healthcare business, the company sells wine products directly to customers. The company holds the title and risk of loss until the wine is delivered to the customer. The company is also responsible for pricing, shipping, and recognizing revenue when the goods are delivered. Therefore, the company is the principal in this revenue stream as it assumes control over the goods (wine), and the risks associated with the sale are transferred to the customer upon delivery.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and the related timing of revenue recognition:

Type of products or services	Timing of revenue recognition	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Consultancy service fee income	Services transferred over time	$19,524	$15,968
Sales of healthcare products	Goods transferred at a point in time	106,024	3,344
Sales of wine products	Goods transferred at a point in time	107,791	139,163

TOTAL		$233,339	$158,475

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

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2024 and 2023.

	2024	2023
Year-end HK$:US$ exchange rate	0.12881	0.12807
Annual average HK$:US$ exchange rate	0.12819	0.12774
Year-end RMB:US$ exchange rate	0.13698	0.14145
Annual average RMB:US$ exchange rate	0.13908	0.14139

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarifies the accounting for leasehold improvements associated with common control leases and allows lessees to amortize improvements over the useful life if certain criteria are met. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company early adopted ASU 2023-01 in 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance the transparency and decision-usefulness of segment information. This ASU requires disclosure of significant segment expenses regularly reviewed by the chief operating decision maker (CODM). The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its segment disclosure but does not expect it to have a material effect on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance as of December 31, 2024, was $39,192, as compared to $174,877 as of December 31, 2023, it was decreased by $135,685. The current liabilities exceeded current assets by $887,126, the Company had an accumulated deficit of $2,131,544. The Company believes that its cash and investments will be sufficient to fund our planned operations for at least one year past the issuance date of the consolidated financial statements.

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

	Year Ended December 31, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$19,524	$-	$19,524
Sale of healthcare products	106,024	-	106,024
Sale of wine products	-	107,791	107,791
Total revenue	125,548	107,791	233,339

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(94,512)	-	(94,512)
Sale of wine products	-	(84,954)	(84,954)
Total cost of revenue	(94,512)	(84,954)	(179,466)

Gross profit	31,036	22,837	53,873

Operating Expenses
Selling and distribution	-	(6,856)	(6,856)
General and administrative	(100,531)	(402,123)	(502,654)
Total operating expenses	(100,531)	(408,979)	(509,510)

Segment loss	$(69,495)	$(386,142)	$(455,637)

	Year Ended December 31, 2023
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$15,968	$-	$15,968
Sale of healthcare products	3,344	-	3,344
Sale of wine products	-	139,163	139,163
Total revenue	19,312	139,163	158,475

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(1,419)	-	(1,419)
Sale of wine products	-	(92,912)	(92,912)
Total cost of revenue	(1,419)	(92,912)	(94,331)

Gross profit	17,893	46,251	64,144

Operating Expenses
Selling and distribution	-	(3,547)	(3,547)
General and administrative	(93,047)	(372,187)	(465,234)
Total operating expenses	(93,047)	(375,734)	(468,781)

Segment loss	$(75,154)	$(329,483)	$(404,637)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2024	2023

Hong Kong	$19,228	$15,968
China	214,111	142,507

Total revenue	$233,339	$158,475

NOTE 5: PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2024	December 31, 2023

Prepayments	$242,011	$-
Purchase deposits	16,440	22,631
Rental and utility deposits	41,830	41,181
Other receivables	2,716	3,005
Prepayments and other receivable	$302,997	$66,817

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 31, 2024	December 31, 2023

Finished goods - wine products	$9,255	$48,282
Finished goods - Healthcare products	45,688	-
Inventories	$54,943	$48,282

For the years ended December 31, 2024 and 2023, no allowance for obsolete inventories was recorded by the Company.

NOTE 7: PLANT AND EQUIPMENT

	December 31, 2024	December 31, 2023

Motor vehicle	$298,307	$280,612
Furniture, fixture and equipment	15,484	15,851
Leasehold improvement	27,283	27,266
Foreign translation difference, net	(7,419)	(6,109)
Plant and equipment, gross	333,655	317,620

Less: accumulated depreciation	(306,407)	(309,878)
Foreign translation difference, net	7,016	5,239
Plant and equipment, net	$34,264	$12,981

Depreciation expenses for the years ended December 31, 2024 and 2023 were $1,768 and $42,390, respectively.

NOTE 8: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of December 31, 2024 and 2023, the deposit received from customers was $415,794 and $68,885, respectively. Regarding subsequent utilization, there was no utilization in 2024, while 30% of the deposits were utilized in 2023.

NOTE 9: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 10: LEASE

The Company leased office and warehouse facilities under various non-cancelable operating leases expiring at the term of 1 year. According to the terms of the lease agreement, the Company could terminate the lease after the term by providing one month’s notice. The landlord has agreed to refund any prepaid rent and the deposit upon termination.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2024	December 31, 2023

Right-of-use assets	$-	$20,796

The lease liability is as follows:

	December 31, 2024	December 31, 2023

Current portion	$-	$21,038
Non-current portion	-	-

Total	$-	$21,038

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

As of December 31, 2024 and 2023, a total of 20,252,309 shares of common stock were issued and outstanding.

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

NOTE 12: NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Net loss attributable to common shareholders	$(455,571)	$(403,700)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.02)	$(0.02)

For the years ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2024	2023

Current tax	$836	$-
Deferred tax	-	-
Income tax expense	$836	$-

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

For the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2024 and 2023, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2024, the operation in the United States incurred $173,008 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

AWL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023

Loss before income taxes	$(158,218)	$(209,318)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(13,053)	(17,269)
Tax adjustments	656	309
Net operating loss	13,333	16,960
Income tax expense	$936	$-

The PRC

GXXH operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023

Loss before income taxes	$(207,619)	$(173,167)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(51,905)	(43,292)
Net operating loss	51,905	43,292
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards
- United States	$173,008	$154,361
- Hong Kong	30,293	16,960
- PRC	404,828	352,923
Net operating loss carryforwards	608,129	524,244
Less: valuation allowance	(608,129)	(524,244)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2024 and 2023.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in the Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2024 and 2023, $13,081 and $14,007 contributions were made accordingly.

NOTE 15: RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors, related parties and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2024 and 2023, the Company owed the balance of $457,072 and $320,315 to its directors, and owed the balance of $459,543 and $320,315 to a related company.

The Company has the following transactions with related parties as of the year or during the year:

			As of December 31,
Name of related party	Relationship with the Company	Nature of the transaction	2024	2023
Kong Xiao Jun	Chief Executive Officer, Chief Financial Officer and Director	Advances to the Company	$353,967	$252,091
Yang Huan	Director	Advances to the Company	$4,420	-
Yunsi Liu	Director	Advances to the Company	$2,471	-
HY Resources Investments Limited (Formerly known as HY (HK) Financial Investments Co., Ltd.)	Shareholder	Advances to the Company	$290,649	$194,707
Wong Ka Leng	Wong Ka Leng is the legal representative of Guangzhou Xiao Xiang Health Industry Company Limited	Advances to the Company	$166,423	$125,608
Qianhai Huaye Investment Group Co., Ltd. (前海华业投资集团有限公司)	Wong Ka Leng is the legal representative of Qianhai Huaye Investment Group Co., Ltd. (前海华业投资集团有限公司)	Account receivable	-	$38,831
Qianhai Huaye Investment Group Co., Ltd. (前海华业投资集团有限公司)	Wong Ka Leng is the legal representative of Qianhai Huaye Investment Group Co., Ltd. (前海华业投资集团有限公司)	Revenue	-	$83,433

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 16: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2024 and 2023, the customers who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2024			December 31, 2024
	Revenues	Percentage of revenues		Accounts receivable
Customer D	$24,979	11%		-
Customer G	43,743	19%		-
Customer I	101,470	43%		-
TOTAL	$170,192	73%	Total	-

	Year ended December 31, 2023			December 31, 2023
	Revenues	Percentage of revenues		Accounts receivable
Customer A	$83,433	53%		$38,831
Customer E	42,827	27%		-
Customer C	15,968	10%		-
TOTAL	$142,228	90%	Total	$38,831

The Company’s major customers are located in the People’s Republic of China and Hong Kong.

(b) Major vendors

For the years ended December 31, 2024 and 2023, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2024			December 31, 2024
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor B	$84,954	47%	Total:	-
Vendor D	77,150	43%		-
	162,104	90%

	Year ended December 31, 2023			December 31, 2023
Vendor	Purchases	Percentage of purchases		Accounts payable
Vendor A	$92,727	98%	Total:	-

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

Further, the escalation tensions in the Middle East, including the continuing Russian – Ukraine conflict may impact the global economic situation, which indirectly may impact the Company’s operations. The Company continuously monitors these developments and adjusts its strategies to mitigate potential adverse effects.

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

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of December 31, 2024 and 2023, the Company has no material commitments or contingencies.

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. In conducting this evaluation, management considered the lack of operations and revenue, the limited cash on hand, and the limited transactions occurring on a monthly basis. Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Management believes that the material weakness identified did not have an effect on our financial results. We are committed to continually assessing and improving our internal control processes and will continue to monitor and enhance them as the Company’s operations evolve.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2024, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Kong Xiao Jun	53	Chief Executive Officer, Chief Financial Officer and Director

Liu Yang	39	Director (resigned on May 20,2024)

Cheng Ni Hu	34	Director (resigned on May 20,2024)

Kong Liqi	23	Director (appointed on May 21, 2024)

Yang Huan	28	Director (appointed on May 21, 2024)

Yunsi Liu	37	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 53, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Liu Yang, age 39, has been a director to hold office since May 13, 2019. She currently serves as the Investment Director of Guangdong HY Capital Management Co., Ltd and has served in that role since 2015. Ms. Liu has experience in M&A and investment projects in different industries such as consumer goods, agriculture, cultural tourism, and education. Ms. Liu holds a bachelor degree in Economics from Southern China University of Technology in Guangzhou, Guangdong, China.

Cheng Ni Hu, age 34, was appointed to serve as our director since July 9, 2020. She currently serves as the Marketing director of KangHuaGuoYao (GuangDong) Tech Pty. Ltd. for formulating the company’s strategy in marketing, branding and producing, and has served in that role since December 2018. From 2016 to 2018, she served as restore and relocate project manager in North Sydney Railway. Ms. Hu graduated from the University of Sydney with a Bachelor degree in Commerce and Combined Commerce (Marketing) and Public Affair from Southern California University. Ms. Hu brings to the Board her experience in marketing and operations.

Kong Liqi, age 23, was appointed to serve as a member of our Board of Directors. She currently serves as the Investments Manager of HY Resources Investments Limited, where she provides advisory services and assists in evaluating new investment opportunities. She has served in this role since 2024. Ms. Kong graduated from New York University with a Bachelor’s degree in Mathematics and Economics and earned a Master of Applied Analytics from Columbia University. She is actively engaged in continuous professional development in the investment industry and the broader economy. Ms. Kong brings to the Board her expertise in investment analysis and strategic decision-making.

Yang Huan, age 28, was appointed to serve as a member of our Board of Directors. She currently holds the position of Executive Manager at the Company’s wholly owned subsidiary, Alpha Wellness (HK) Limited, where she provides advisory services and oversees various operational functions, including human resources, finance, vendor management, event planning, and administrative tasks. She has served in this role since August 2021. Ms. Yang graduated from Jinan University with a Bachelor’s degree in English Language and Literature, as well as a double degree in Economics (Investments). Ms. Yang brings to the Board her extensive experience in corporate operations and strategic management.

Yunsi Liu, age 37, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation	Total
Kong Xiao Jun	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, and director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yang Huan	2024	31,323	-0-	-0-	-0-	-0-	-0-	31,323
Director of the Company and Executive Manager at the Company’s wholly owned subsidiary, Alpha Wellness (HK) Limited	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2024, and 2023. The salary paid to Ms. Yang Huan represents compensation for her role as Executive Manager at Alpha Wellness (HK) Limited, a wholly owned subsidiary of the Company, and not in her capacity as a director or executive officer of the Company. Mr. Kong was paid no compensation for his roles as CEO, CFO and director for the years of 2024 and 2023. Mr. Kong agreed to take no compensation during this time frame to voluntarily reduce the financial obligation of the Company. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO. LTD (“GHCMC”), which is not a competitor of the Company or GXXHIC. The CEO of GHCMC is a part-time position, requiring Mr. Kong to attend management meetings and Board of Director meetings, It is estimated that Mr. Kong’s service as CEO of GHCMC is very insignificant compared to his service to the Company, and these roles do not pose any conflict of interest. Mr. Kong does not hold any other positions in any other entities.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal years ended December 31, 2024 and 2023, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal years ended December 31, 2024 and 2023, we paid each of our non-employee directors as follows:

Name	Year	Fees earned or paid in cash* ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu	2024	-	–	–	–	–	–	-
	2023	-	–	–	–	–	–	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Xiao Jun Kong (3)	18,951,000	93.57%
Cheng Ni Hu	675,000	3.33%

All executive officers and directors as a group (2 persons)	19,626,000	96.90%

Shareholders Holding In Excess of 5%
HY Resources Investments Limited (formerly known as HY (HK) Financial Investments Co., Ltd.) (3)	5,001,000	24.69%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2025. Applicable percentage ownership is based on 20,252,309 shares of common stock outstanding as of April 11, 2025, and any shares that such person or persons has the right to acquire within 60 days of April 11, 2025, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(3)	Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by HY Resources Investments Limited (formerly known as HY (HK) Financial Investments Co., Ltd.). Mr. Kong is the Chief Executive Officer and majority shareholder of HY Resources Investments Limited (formerly known as HY (HK) Financial Investments Co., Ltd.).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2024, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 13 above.

	As of December 31,
	2024	2023 (Restated)
Amount due (to) a director – Kong Xiao Jun	(353,967)	(252,091)

Amount due (to) a director – Yang Huan	(4,420)	-

Amount due (to) a director – Yunsi Liu	(2,471)	-

Amount due from a related company - Qianhai Huaye Investment Group Co., Ltd. (前海华业投资集团有限公司)	-	38,831

Amount due (to) a related party - Wong Ka Leng	(166,423)	(125,608)

Amount due (to) a related company - HY Resources Investments Limited (Formerly known as HY (HK) Financial Investments Co., Ltd.)	(290,649)	(194,707)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $60,000 for 2024 and $44,000 for 2023.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2024 and $0 for 2023.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2024 and $0 for 2023.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2024 and $0 for 2023.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet:
December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity:
For the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows:
For the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements:
For the years ended December 31, 2024 and 2023

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

Dated: April 14, 2025

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

