Form 10-Q
period 2025-03-31
China Foods Holdings Ltd.
filed 2025-05-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

001-32522

Commission file number

China Foods Holdings Ltd.

(Exact name of registrant as specified in its charter)

Delaware	84-1735478
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Room 2301A, China Resources Building,
26 Harbour Road,
Wanchai, Hong Kong	0000
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $0.75 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.75 shares held by non-affiliates would have a market value of $975,982.

As of May 15, 2025, the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

For more information on these risks and other risks relating to our company, please see our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor through April 9, 2024, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCAOB on December 16, 2021 and the HFCAA. On April 9, 2024, the Company engaged a auditor, Olayinka Oyebola and Co., a PCAOB approved auditing firm based in Lagos, Nigeria. On October 17, 2024, the Company engaged a new auditor J&S Associate PLT a PCAOB approved auditing firm based in Kuala Lumpur, Malaysia. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor at the time was located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor was not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$23,623	$39,192
Prepayments, deposits and other receivables	317,726	302,997
Inventories, net	78,502	54,943
Income tax refundable	7,462	1,554
Total Current Assets	427,313	398,686

Non-Current Assets
Plant and equipment, net	32,557	34,264
Intangible assets, net	1,949	2,055
Total Non-Current Assets	34,506	36,319

TOTAL ASSETS	$461,819	$435,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	$53,744	$52,088
Customer deposits	459,156	415,794
Amount due to directors	395,411	360,858
Amount due to a related company	297,854	290,649
Amount due to a related party	210,607	166,423
Total Current Liabilities	1,416,772	1,285,812

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(12,234)	(11,643)
Accumulated deficit	(2,235,099)	(2,131,544)
Total Stockholders’ Deficit	(954,953)	(850,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,819	$435,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue, net	$41	$23,866

Cost of revenue	(16)	(5,975)

Gross profit	25	17,891

Operating expenses
Selling and distribution expenses	5,082	4,948
General and administrative expenses	98,684	90,444
Total operating expenses	103,766	95,392

Loss from operation	(103,741)	(77,501)

Other income:
Interest income	4	29
Sundry income	182	203
Total other income	186	232

Loss before income tax	(103,555)	(77,269)

Income tax benefit	-	15,608

NET LOSS	$(103,555)	$(61,661)

Other comprehensive loss
Foreign currency adjustment loss	(591)	(2,661)

COMPREHENSIVE LOSS	$(104,146)	$(64,322)

Net loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2025
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
Balance at January 1, 2025	20,252,309	$2,025	$1,290,355	$(2,131,544)	$(11,643)	$(850,807)

Net loss for the period	-	-	-	(103,555)	-	(103,555)

Foreign currency translation adjustment	-	-	-	-	(591)	(591)

Balance at March 31, 2025	20,252,309	2,025	1,290,355	(2,235,099)	(12,234)	(954,953)

	For the three months ended March 31, 2024
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
Balance at January 1, 2024	20,252,309	$2,025	$1,290,355	$(1,675,973)	$(7,222)	$(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(103,555)	$(61,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	1,747	56
Amortization of intangible assets	116	117
Non-cash lease expense	-	13,741
	(101,692)	(47,747)
Change in operating assets and liabilities:
Accounts receivables	-	38,831
Prepayments, deposits and other receivables	(14,729)	(1,032)
Inventories	(23,559)	(10,528)
Accrued liabilities and other payables	1,656	2,201
Customer deposits	43,362	(1,424)
Lease liabilities	-	(13,864)
Income tax payable	(5,908)	(15,623)
Net cash used in operating activities	(100,870)	(49,186)

Cash flows from financing activities:
Advance from (Repayment to) a related party	44,184	(507)
Advance from directors	34,553	-
Advance from a related company	7,205	-
Net cash provided by (used in) financing activities	85,942	(507)

Foreign currency translation adjustment	(641)	(2,351)

Net change in cash and cash equivalents	(15,569)	(52,044)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,192	174,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,623	$122,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2025 and December 31, 2024, there was no allowance for doubtful accounts.

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

As of March 31, 2025 and December 31, 2024, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2025 and December 31, 2024, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2025 and 2024 were $1,747 and $56, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three months ended March 31, 2025 and 2024 were $116 and $117, respectively.

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

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024

Sale of wine products	$-	$23,866
Sales of healthcare products	41	-

TOTAL	$41	$23,866

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the three months ended March 31, 2025 and 2024:

	2025	2024
Period-end HK$:US$ exchange rate	0.12855	0.12781
Period average HK$:US$ exchange rate	0.12850	0.12788
Period-end RMB:US$ exchange rate	0.13766	0.13852
Period average RMB:US$ exchange rate	0.13762	0.13976

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company’s cash balance as of March 31, 2025, was $23,623, as compared to $39,192 as of December 31, 2024, it was decreased by $15,569. The current liabilities exceeded current assets by $989,459, the Company had an accumulated deficit of $2,235,099. The Company has assessed its ability to continue as a going concern for the 12 months following the issuance of these financial statements. Based on this assessment, management has concluded that the going concern basis of accounting remains appropriate.

The Company continued to operate and fulfill contractual obligations during the period and has received substantial customer payments and has ongoing signed contracts that are expected to result in revenue recognition in the near future, supporting the continuity of its business operations.

Furthermore, the Company has entered into legally binding, unconditional, and enforceable agreements with its controlling shareholder to provide financial support sufficient to meet all obligations as they fall due for at least the next 12 months. The shareholder has a demonstrated history of providing such support, including capital injections and shareholder loans in recent periods. Management’s liquidity forecasts indicate that the Company will have sufficient resources to fund its operations without reliance on external financing.

Accordingly, management has concluded that there is no substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of issuance of these financial statements.

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

		Three months ended March 31, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$41	-	$41
Total revenue	41	-	41

Cost of revenue:
Sale of healthcare products	(16)	-	(16)
Total cost of revenue	(16)	-	(16)

Gross profit	25	-	25

Operating expenses:
Selling and distribution	-	(5,082)	(5,082)
General and administrative	(19,737)	(78,947)	(98,684)
Total operating expenses	(19,737)	(84,029)	(103,766)

Segment loss	$(19,712)	$(84,029)	$(103,741)

	Three months ended March 31, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	-	–	-
Sale of wine products	–	23,866	23,866
Total revenue	-	23,866	23,866

Cost of revenue:
Sale of healthcare products	-	–	-
Sale of wine products	–	(5,975)	(5,975)
Total cost of revenue	-	(5,975)	(5,975)

Gross profit	-	17,891	17,891

Operating Expenses
Selling and distribution	-	(4,948)	(4,948)
General and administrative	-	(90,444)	(90,444)
Total operating expenses	-	(95,392)	(95,392)

Segment loss	$-	$(77,501)	$(77,501)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024

Hong Kong	$-	$-
China	41	23,866

TOTAL	$41	$23,866

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31, 2025	December 31, 2024
		(Audited)
Prepayment	$260,218	$242,011
Purchase deposits	13,767	16,440
Rental and utility deposits	41,770	41,830
Other receivables	1,971	2,716
	$317,726	$302,997

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
		(Audited)
Finished goods – Wine products	$9,302	$9,255
Finished goods – Healthcare products	69,200	45,688
	$78,502	$54,943

For the three months ended March 31, 2025 and year ended December 31, 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – PLANT AND EQUIPMENT

	March 31, 2025	December 31, 2024
		(Audited)
Motor vehicle	$291,196	$298,307
Furniture, fixture and equipment	15,023	15,484
Leasehold improvement	27,440	27,283
Foreign translation difference, net	1,026	(7,419)
	334,685	333,655

Less: accumulated depreciation	(301,142)	(306,407)
Foreign translation difference, net	(986)	7,016
Plant and equipment. net	$32,557	$34,264

Depreciation expenses for the three months ended March 31, 2025 and 2024 were $1,747 and $56, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of March 31, 2025 and December 31, 2024, the deposit received from customers was $459,156 and $415,794, respectively. Regarding subsequent utilization, there was no utilization in 2025 and 2024.

NOTE 9 – AMOUNTS DUE TO DIRECTORS, A RELATED COMPANY AND A RELATED PARTY

The amounts represented temporary advances to the Company by its directors, its related company and its related party which were unsecured, interest-free and had no fixed terms of repayments.

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

As of March 31, 2025 and December 31, 2024, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 12 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024.

	Three Months ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(103,555)	$(61,661)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.01)	$(0.00)

For the three months ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13 – INCOME TAXES

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2025	2024

Current tax (benefit)	$-	$(15,608)
Deferred tax	-	-
Income tax (benefit) expense	$-	$(15,608)

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

For the three months ended March 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2025 and December 31, 2024, the Company has not accrued any penalties on uncertain tax positions.

As of March 31, 2025, the operation in the United States incurred $155,871 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024

Loss before income tax	$(41,424)	$(36,128)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(3,417)	(2,981)
Tax adjustments	-	(15,661)
Net operating loss	3,417	3,034
Income tax (benefit) expense	$-	$(15,608)

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024

Loss before income taxes	$(54,945)	$(40,777)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(13,736)	(10,194)
Net operating loss	13,736	10,194
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$155,871	154,361
- Hong Kong	23,411	16,960
- PRC	376,853	352,923
	556,135	524,244
Less: valuation allowance	(556,135)	(524,244)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of March 31, 2025 and December 31, 2024.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14 – PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in the Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. For the three months ended March 31, 2025 and 2024, $3,022 and $14,007 contributions were made accordingly.

NOTE 15 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors, related party and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2025 and December 31, 2024, the Company owed the balance of $395,411 and $360,858 to its directors, owed the balance of $297,854 and $290,649 to a related company, and owed the balance of $210,607 and $166,423 to a related party.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 16 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2025 and 2024, the customer who accounts for 10% or more of the Company’s revenues, are presented as follows:

	Three months ended March 31, 2025
	Revenues	Percentage of revenues
Customer L	$41	100%

	Three months ended March 31, 2024
	Revenues	Percentage of revenues
Customer D	$23,866	100%

(b) Major vendors

For the three months ended March 31, 2025 and 2024, the vendor who accounts for 10% or more of the Company’s purchases, are presented as follows:

	Three months ended March 31, 2025
Vendor	Purchases	Percentage of purchases
Vendor A	$16	100%

	Three months ended March 31, 2024
Vendor	Purchases	Percentage of purchases
Vendor B	$5,975	100%

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has no material commitments or contingencies.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

While recent trade tensions and high tariffs pose potential risks to our supply chain and pricing, we are actively monitoring the situation and implementing strategies such as supplier diversification, local sourcing, and logistics optimization to mitigate these impacts. Committed to innovation and customer well-being, we strive to provide holistic, accessible, and customized wellness solutions that empower our customers to lead healthier lives despite the evolving global trade environment.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue, net	$41	$23,866
Cost of revenue	(16)	(5,975)
Gross profit	25	17,891
Total operating expenses	(103,766)	(95,392)
Total other income	186	232
Loss before income tax	(103,555)	(77,269)
Income tax (benefit) expenses	-	15,608
Net loss	(103,555)	(61,661)

Revenue. For the three months ended March 31, 2025, we generated revenues of $41. For the comparative three months ended March 31, 2024, we generated revenues of $23,866. There was a significant decrease in revenue because of temporary operational adjustments and market conditions that affected sales during the quarter. We are actively reviewing our strategies and processes to address these challenges and are confident in our ability to improve performance in future periods.

Cost of Revenue. For the three months ended March 31, the cost of revenue was $16, and as a percentage of net revenue, approximately 39%, Cost of revenue for the three months ended March 31, 2024 was $5,975, and as a percentage of net revenue, approximately 25%. The cost of revenue decreased due to the reason in the sales in China mentioned above.

Gross Profit. For the three months ended March 31, 2025 and 2024, the gross profit was $25 and $17,891, respectively, the gross profit margin was 61% and 75%, respectively.

Operating Expenses. For the three months ended March 31, 2025 and 2024, the operating cost was $103,766 and $95,392, respectively. The slight increase in operating expenses was primarily due to general inflation in operational costs.

Other Income. For the three months ended March 31, 2025 and 2024, the total other income was $186 and $232, respectively. The total other income decreased due to less interest income during the period ended March 31, 2025 compared to the period ended March 31, 2024.

Net Loss. For the three months ended March 31, 2025 and 2024, we incurred a net loss of $103,555 and $61,661, respectively. The increase in net loss was primarily attributable to the decrease in sales to cover the operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $23,623.

As of December 31, 2024, we had cash and cash equivalents of $39,192.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2025	2024
Net cash (used in) operating activities	$(100,870)	$(49,186)
Net cash provided by (used in) financing activities	85,942	(507)

Net Cash Used In Operating Activities.

For the three months ended March 31, 2025, net cash used in operating activities was $100,870, which primarily consisted of a net loss of $103,555, non-cash adjustments of depreciation of plant and equipment of $1,747, amortization of intangible asset of $116, increase in deposits and other receivables of $14,729, increase in inventories of $23,559, increase in accrued liabilities and other payables of $1,656, increase in customer deposits of $43,362 and decrease in income tax payable of $5,908.

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

Net Cash provided by (Used In) Financing Activities.

For the three months ended March 31, 2025, net cash provided by financing activities was $44,184 advance from a related party, $34,553 advanced from directors and $7,205 advanced from a related company.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and nine months ended March 31, 2025.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: May 15, 2025	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

