Form 10-Q
period 2025-06-30
China Foods Holdings Ltd.
filed 2025-08-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended June 30, 2025, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $0.66 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.66 shares held by non-affiliates would have a market value of $858,863.94.

As of August 7, 2025, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$63,569	$39,192
Prepayments, deposits and other receivables	145,936	302,997
Inventories, net	98,238	54,943
Income tax refundable	10,129	1,554
Total Current Assets	317,872	398,686

Non-Current Assets
Plant and equipment, net	30,858	34,264
Intangible assets, net	1,856	2,055
Total Non-Current Assets	32,714	36,319

TOTAL ASSETS	$350,586	$435,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$53,588	$52,088
Customer deposits	319,676	415,794
Amount due to directors	456,940	360,858
Amount due to a related company	305,076	290,649
Amount due to a related party	272,463	166,423
Total Current Liabilities	1,407,743	1,285,812

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(17,086)	(11,643)
Accumulated deficit	(2,332,451)	(2,131,544)
Total Stockholders’ Deficit	(1,057,157)	(850,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,586	$435,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue, net	142,214	3,751	142,255	27,617

Cost of revenue	(126,654)	(1,466)	(126,670)	(7,441)

Gross profit	15,560	2,285	15,585	20,176

Operating expenses:
Selling and distribution expenses	30	51	5,112	4,999
General and administrative expenses	112,885	111,027	211,569	201,471
Total operating expenses	112,915	111,078	216,681	206,470

Loss from operation	(97,355)	(108,793)	(201,096)	(186,294)

Other Income:
Interest income	2	258	6	287
Sundry income	1	137	183	340
Total other income	3	395	189	627

Loss before income tax	(97,352)	(108,398)	(200,907)	(185,667)

Income tax benefit	-	100	-	15,708

NET LOSS	(97,352)	(108,298)	(200,907)	(169,959)

Other comprehensive loss:
Foreign currency adjustment loss	(4,852)	(242)	(5,443)	(2,903)

Comprehensive loss	(102,204)	(108,540)	(206,350)	(172,862)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and six months ended June 30, 2025
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2025	20,252,309	2,025	1,290,355	(2,131,544)	(11,643)	(850,807)

Net loss for the period	-	-	-	(103,555)	-	(103,555)

Foreign currency translation adjustment	-	-	-	-	(591)	(591)

Balance at March 31, 2025	20,252,309	2,025	1,290,355	(2,235,099)	(12,234)	(954,953)

Net loss for the period	-	-	-	(97,352)	-	(97,352)

Foreign currency translation adjustment	-	-	-	-	(4,852)	(4,852)

Balance at June 30, 2025	20,252,309	2,025	1,290,355	(2,332,451)	(17,086)	(1,057,157)

	For the three and six months ended June 30, 2024
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2024	20,252,309	2,025	1,290,355	(1,675,973)	(7,222)	(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

Net loss for the period	-	-	-	(108,298)	-	(108,298)

Foreign currency translation adjustment	-	-	-	-	(242)	(242)

Balance at June 30, 2024	20,252,309	2,025	1,290,355	(1,845,932)	(10,125)	(563,677)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(200,907)	$(169,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	3,489	194
Amortization of intangible assets	232	233
Non-cash lease expense	-	25,307
	(197,186)	(144,225)
Change in operating assets and liabilities:
Accounts receivables	-	38,831
Prepayments, deposits and other receivables	157,061	6,164
Inventories	(43,295)	(11,154)
Accounts payable	-	-
Accrued liabilities and other payables	1,500	3,853
Customer deposits	(96,118)	35,216
Lease liabilities	-	(25,430)
Income tax payable	(8,575)	(19,005)
Net cash used in operating activities	(186,613)	(115,750)

Cash flows from investing activities:
Purchase of plant and equipment	-	(4,169)
Net cash used in investing activities	-	(4,169)

Cash flows from financing activities:
Advance from related parties	106,040	22,993
Advance from directors	96,082	-
Advance from a related company	14,427	-
Net cash provided by financing activities	216,549	22,993

Foreign currency translation adjustment	(5,559)	(2,464)

Net change in cash and cash equivalents	24,377	(99,390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,192	174,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,569	$75,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 14, 2025.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2025, and December 31, 2024, there was no allowance for doubtful accounts.

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

As of June 30, 2025, and December 31, 2024, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2025, and December 31, 2024, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three and six months ended June 30, 2025, were $1,742 and $3,489, respectively, and for the three and six months ended June 30, 2024, were $138 and $194, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and six months ended June 30, 2025, were $116 and $232, respectively, and for the three and six months ended June 30, 2024, were $116 and $233, respectively.

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

Revenue recognition

The Company adopted ASC 606 – “Revenue from Contracts with Customers” (“ASC Topic 606”). Under ASC Topic 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied, and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps:

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

Revenue is earned from the rendering of health consulting advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Regarding this revenue stream, the Company earns income by providing health consulting advisory services. In this case, the Company is directly responsible for providing the services to the customer. The Company controls the service before it is rendered, which means it assumes the risk and reward associated with the provision of these services. In conclusion, the Company is the principal in this case because it controls the services provided and bears the risk of performing the services to meet customer needs.

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized from the sale of their healthcare products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes. The Company is responsible for pricing, marketing, shipping, and recognizing revenue upon the delivery of products. Therefore, the Company is the principal because it controls the goods before the customer receives them, assumes the risks (including shipping and material costs), and is responsible for the transaction. The Company is not merely facilitating the sale but rather engaging in the direct sale and transfer of goods.

Wine Business mainly provides wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company also records its cost including taxes such as urban construction tax and educational surtax. Similar to the healthcare business, the Company sells wine products directly to customers. The Company holds the title and risk of loss until the wine is delivered to the customer. The Company is also responsible for pricing, shipping, and recognizing revenue when the goods are delivered. Therefore, the Company is the principal in this revenue stream as it assumes control over the goods (wine), and the risks associated with the sale are transferred to the customer upon delivery. The Company recorded no product sales returns for the six months ended June 30, 2025, and 2024.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales of healthcare products	$142,130	$3,128	$142,171	$3,128
Sales of wine products	84	623	84	24,489

TOTAL	$142,214	$3,751	$142,255	$27,617

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2025, and 2024:

	2025	2024
Period-end HK$:US$ exchange rate	0.12738	0.12808
Period average HK$:US$ exchange rate	0.12822	0.12790
Period-end RMB:US$ exchange rate	0.13941	0.13764
Period average RMB:US$ exchange rate	0.13809	0.13895

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

Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for all periods presented. This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

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

Commitments and contingencies

The Company follows the ASC Topic 450-20, “Commitments” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Fair value Measurement

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

For the six months ended June 30, 2025, the Company incurred a net loss of $200,907 and suffered from a working capital deficit of $1,089,871 as of June 30, 2025. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. Based on this assessment, management has concluded that the going concern basis of accounting remains appropriate.

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

	Three months ended June 30, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$142,130	$-	$142,130
Sale of wine products	-	84	84
Total revenue	142,130	84	142,214

Cost of revenue:
Sale of healthcare products	(126,649)	-	(126,649)
Sale of wine products	-	(5)	(5)
Total cost of revenue	(126,649)	(5)	(126,654)

Gross profit	15,481	79	15,560

Operating expenses:
Selling and distribution	(30)	-	(30)
General and administrative	(22,577)	(90,308)	(112,885)
Total operating expenses	(22,607)	(90,308)	(112,915)

Segment loss	$(7,126)	$(90,229)	$(97,355)

	Three months ended 30 June, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$3,128	$-	$3,128
Sale of wine products	-	623	623
Total revenue	3,128	623	3,751

Cost of revenue:
Sale of healthcare products	(1,141)	-	(1,141)
Sale of wine products	-	(325)	(325)
Total cost of revenue	(1,141)	(325)	(1,466)

Gross profit	1,987	298	2,285

Operating expenses:
Selling and distribution	-	(51)	(51)
General and administrative	(22,819)	(88,208)	(111,027)
Total operating expenses	(22,819)	(88,259)	(111,078)

Segment loss	$(20,832)	$(87,961)	$(108,793)

	Six months ended June 30, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$142,171	$-	$142,171
Sale of wine products	-	84	84
Total revenue	142,171	84	142,255

Cost of revenue:
Sale of healthcare products	(126,665)	-	(126,665)
Sale of wine products	-	(5)	(5)
Total cost of revenue	(126,665)	(5)	(126,670)

Gross profit	15,506	79	15,585

Operating Expenses
Selling and distribution	(1,022)	(4,090)	(5,112)
General and administrative	(42,314)	(169,255)	(211,569)
Total operating expenses	(43,336)	(173,345)	(216,681)

Segment loss	$(27,830)	$(173,266)	$(201,096)

	Six months ended June 30, 2024
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	3,128	-	3,128
Sale of wine products	-	24,489	24,489
Total revenue	3,128	24,489	27,617

Cost of revenue:
Sale of healthcare products	(1,141)	-	(1,141)
Sale of wine products	-	(6,300)	(6,300)
Total cost of revenue	(1,141)	(6,300)	(7,441)

Gross profit	1,987	18,189	20,176

Operating Expenses
Selling and distribution	-	(4,999)	(4,999)
General and administrative	(22,819)	(178,652)	(201,471)
Total operating expenses	(22,819)	(183,651)	(206,470)

Segment loss	$(20,832)	$(165,462)	$(186,294)

The revenues are based on the countries in which the customer is located. For the three and six months ended June 30, 2025, and 2024, all revenues reported are derived from customers located in China.

NOTE 5 – PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayment, deposits and other receivables consisted of the following:

	June 30, 2025	December 31, 2024
		(Audited)
Prepayments	$117,886	$242,011
Purchase deposits	13,944	16,440
Rental and utility deposits	11,757	41,830
Other receivables	2,349	2,716
	$145,936	$302,997

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	June 30, 2025	December 31, 2024
		(Audited)
Finished goods – Wine products	$16,519	$9,255
Finished goods – Healthcare products	81,719	45,688
	$98,238	$54,943

For the three and six months ended June 30, 2025, and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of June 30, 2025, and December 31, 2024, the deposit received from customers was $319,676 and $415,794, respectively.

NOTE 8 – AMOUNTS DUE TO DIRECTORS AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its directors and its related company which were unsecured, interest-free and had no fixed terms of repayments.

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

As of June 30, 2025, and December 31, 2024, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

Preferred Stock

The Company is not currently authorized to issue shares of preferred stock. The Certificate of Incorporation, however, allows the board of directors to authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock in the event that shares of preferred stock are authorized in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of our common stock and the voting and other rights of the holders of common stock. The Company has no current plans to issue any shares of preferred stock.

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2025	2024

Current tax (benefit)	$-	$(15,708)
Deferred tax	-	-
Income tax (benefit) expense	$-	$(15,708)

The Company mainly operates in the PRC that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates, as follows:

United States of America

CFOO is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

For the six months ended June 30, 2025, and 2024, the income tax benefit was $0 and $100, respectively. As of June 30, 2025, and December 31, 2024, the Company has not accrued any penalties on uncertain tax positions.

As of June 30, 2025, the operation in the United States incurred $156,816 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2025, and 2024 is as follows:

	Six months ended June 30,
	2025	2024

Loss before income tax	$(94,235)	$(84,205)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(7,774)	(6,947)
Tax adjustments	-	(15,696)
Net operating loss	7,774	7,035
Income tax (benefit) expense	$-	$(15,608)

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2025, and 2024 is as follows:

	Six months ended June 30,
	2025	2024

Loss before income taxes	$(92,326)	$(98,712)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(23,082)	(24,678)
Net operating loss	23,082	24,678
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$156,816	173,008
- Hong Kong	31,769	30,293
- PRC	400,683	404,828
	589,268	608,129
Less: valuation allowance	(589,268)	(608,129)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of June 30, 2025, and December 31, 2024.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 11 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2025, and December 31, 2024, the Company owed the balance of $456,940 and $360,858 to its directors, owed the balance of $305,076 and $290,649 to a related company, and owed the balance of $272,463 and $166,423 to a related party.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For both the three and six months ended June 30, 2025, two customers accounted for approximately 51% and 49 % of the Company’s revenues, amounting to $72,586 and $69,460, respectively.

For the three months ended June 30, 2024, a single customer accounted for 64% of the Company’s revenues amounting to $2,407. There is no single customer who accounted for 10% of more of the Company’s revenues for the six months ended June 30, 2024.

All the Company’s customers are located in the PRC.

(b) Major vendors

For the three and six months ended June 30, 2025, two vendors accounted for approximately 77% and 14% of the Company’s total purchases, amounting to $97,508 and $17,843, respectively.

For the three months ended June 30, 2024, a single vendor accounted for 77% of the Company’s purchases, amounting to $1,128, and for the six months ended June 30, 2024, the same vendor accounted for 15% of the Company’s purchases, also amounting to $1,128.

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

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025 up through the date the Company issued the unaudited condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as forward-looking statements. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Interim Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

In addition to products, we are committed to providing customized science-based wellness consultation and service programs to customers. Our diverse products and services target health-conscious customers and differentiate based upon age and gender and seek to manage different conditions. We reach out to customers fitting certain health and lifestyle profiles through our offline and online consultation services, and track eating habits and health indicators to provide customized products such as supplements. We believe this will facilitate the ability of customers to monitor, understand and adjust their health practices and lifestyle anytime and anywhere for increased customer engagement and retention.

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

We conduct our business through our wholly owned subsidiary Guangzhou Xiao Xiang Health Industry Company Limited, a limited liability company organized under the laws of China on March 8, 2017, and Alpha Wellness (HK) Limited, a limited liability company organized under the laws of Hong Kong on April 24, 2019. Elite Creation Group, a limited liability company formed under the laws of the British Virgin Islands formed on September 5, 2018, is holding companies without operations.

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
Revenue, net	$142,214	$3,751
Cost of revenue	(126,654)	(1,466)
Gross profit	15,560	2,285
Total operating expenses	(112,915)	(111,078)
Total other income	3	395
Loss before income tax	(97,352)	(108,398)
Income tax benefit	-	100
Net loss	(97,352)	(108,298)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Revenue, net	$142,255	$27,617
Cost of revenue	(126,670)	(7,441)
Gross profit	15,585	20,176
Total operating expenses	(216,681)	(206,470)
Total other income	189	627
Loss before income tax	(200,907)	(185,667)
Income tax benefit	-	15,708
Net loss	(200,907)	(169,959)

Revenue. For the three and six months ended June 30, 2025, we generated revenues of $142,214 and $142,255, respectively. For the comparative three and six months ended June 30, 2024, we generated revenues of $3,751 and $27,617, respectively. There was a significant increase in revenue because of a rising demand in healthcare products during the period.

Cost of Revenue. For the three and six months ended June 30, 2025, the cost of revenue was $126,654 and $126,670, respectively, and as a percentage of net revenue, approximately 89% and 89%, Cost of revenue for the three and six months ended June 30, 2024, was $1,466 and $7,441, respectively, and as a percentage of net revenue, approximately 39% and 27%, respectively. The increase in cost of revenue was in line with the growth in revenue during the period.

Gross Profit. For the three months ended June 30, 2025, and 2024, the gross profit was $15,560 and $2,285, respectively, the gross profit margin was 11% and 61%, respectively. For the six months ended June 30, 2025, and 2024, the gross profit was $15,585 and $20,176, respectively, the gross profit margin was 11% and 73%, respectively. The gross profit decreased primarily due to higher cost of revenue during the period, which outpaced the growth in revenue. It is because the supply chain inefficiencies and inflationary pressures contributed to the overall rise in costs, thereby compressing margins compared to the prior-year period.

Operating Expenses. For the three and six months ended June 30, 2025, the operating cost was $112,915 and $216,681, respectively, and while for the three and six months ended June 30, 2024, was $111,078 and $206,470, respectively. The operating expenses increased due to an increase in selling expenses and administrative expenses.

Other Income. For the three and six months ended June 30, 2025, the total other income was $3 and $189, respectively and for the three and six months ended June 30, 2024 was $395 and $627, respectively. Other income decreased due to a decrease in receipt of bank interest income.

Net Loss. For the three and six months ended June 30, 2025, we incurred a net loss of $97,352 and $200,907, respectively and for the three and six months ended June 30, 2024, we incurred a net loss of $108,298 and $169,959, respectively. The increase in net loss was primarily attributable to the significant increase in cost of revenue.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $63,569.

As of December 31, 2024, we had cash and cash equivalents of $39,192.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(186,613)	$(115,750)
Net cash used in investing activities	-	(4,169)
Net cash provided by financing activities	216,549	22,993

Operating Activities.

For the six months ended June 30, 2025, net cash used in operating activities was $186,613 which primarily consisted of a net loss of $200,907, non-cash adjustments of depreciation of plant and equipment of $3,489, amortization of intangible asset of $232, decrease in deposits and other receivables of $157,061, increase in inventories of $43,295, increase in accrued liabilities and other payables of $1,500, decrease in customer deposits of $96,118 and increase in income tax refundable of $8,575.

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

Investing Activities.

For the six months ended June 30, 2025, and 2024, net cash used in investing activities was $0 and $4,169, which was primarily due to no purchase of plant and equipment during the period.

Financing Activities.

For the six months ended June 30, 2025, and 2024, net cash provided by financing activities was $216,549 and $22,993, which primarily consisted of advances from a director and related parties.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. A valuation allowance has currently been recorded to reduce our deferred tax assets to $0.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Reform Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Part II - Other Information

Item 1. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2025.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 14, 2025	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

