Form 10-Q
period 2025-09-30
China Foods Holdings Ltd.
filed 2025-11-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025, or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter. The Registrant’s shares were last sold at a price of $0.66 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.66 shares held by non-affiliates would have a market value of $863,939.05.

As of November 10, 2025, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$76,861	$39,192
Prepayments, deposits and other receivables	122,227	302,997
Inventories, net	45,634	54,943
Income tax receivable	5,823	1,554
Total Current Assets	250,545	398,686

Non-Current Assets
Plant and equipment, net	29,346	34,264
Intangible assets, net	1,751	2,055
Total Non-Current Assets	31,097	36,319

TOTAL ASSETS	$281,642	$435,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,033	$-
Accrued liabilities and other payables	8,486	52,088
Customer deposits	290,211	415,794
Amount due to directors	449,202	360,858
Amount due to a related company	359,633	290,649
Amount due to a related party	320,809	166,423
Total Current Liabilities	1,430,374	1,285,812

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and
20,252,309 shares issued and outstanding as of September 30, 2025, and December 31, 2024,
respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(29,415)	(11,643)
Accumulated deficit	(2,411,697)	(2,131,544)
Total Stockholders’ Deficit	(1,148,732)	(850,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,642	$435,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue, net	96,828	22,403	239,083	50,020

Cost of revenue	(87,958)	(21,088)	(214,628)	(28,529)

Gross profit	8,870	1,315	24,455	21,491

Operating expenses:
Selling and distribution expenses	34	1,111	5,146	6,110
General and administrative expenses	88,092	110,873	299,661	312,344
Total operating expenses	88,126	111,984	304,807	318,454

Loss from operation	(79,256)	(110,669)	(280,352)	(296,963)

Other Income:
Interest income	10	24	16	311
Sundry income	-	15	183	355
Total other income	10	39	199	666

Loss before income tax	(79,246)	(110,630)	(280,153)	(296,297)

Income tax expense	-	(16,543)	-	(835)

NET LOSS	(79,246)	(127,173)	(280,153)	(297,132)

Other comprehensive loss:
Foreign currency adjustment loss	(12,329)	(4,912)	(17,772)	(7,815)

Comprehensive loss	(91,575)	(132,085)	(297,925)	(304,947)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		For the three and nine months ended September 30, 2025
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2025	20,252,309	2,025	1,290,355	(2,131,544)	(11,643)	(850,807)

Net loss for the period	-	-	-	(103,555)	-	(103,555)

Foreign currency translation adjustment	-	-	-	-	(591)	(591)

Balance at March 31, 2025	20,252,309	2,025	1,290,355	(2,235,099)	(12,234)	(954,953)

Net loss for the period	-	-	-	(97,352)	-	(97,352)

Foreign currency translation adjustment	-	-	-	-	(4,852)	(4,852)

Balance at June 30, 2025	20,252,309	2,025	1,290,355	(2,332,451)	(17,086)	(1,057,157)

Net loss for the period	-	-	-	(79,246)	-	(79,246)

Foreign currency translation adjustment	-	-	-	-	(12,329)	(12,329)

Balance at September 30, 2025	20,252,309	2,025	1,290,355	(2,411,697)	(29,415)	(1,148,732)

		For the three and nine months ended September 30, 2024
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2024	20,252,309	2,025	1,290,355	(1,675,973)	(7,222)	(390,815)

Net loss for the period	-	-	-	(61,661)	-	(61,661)

Foreign currency translation adjustment	-	-	-	-	(2,661)	(2,661)

Balance at March 31, 2024	20,252,309	2,025	1,290,355	(1,737,634)	(9,883)	(455,137)

Net loss for the period	-	-	-	(108,298)	-	(108,298)

Foreign currency translation adjustment	-	-	-	-	(242)	(242)

Balance at June 30, 2024	20,252,309	2,025	1,290,355	(1,845,932)	(10,125)	(563,677)

Net loss for the period	-	-	-	(127,173)	-	(127,173)

Foreign currency translation adjustment	-	-	-	-	(4,912)	(4,912)

Balance at September 30, 2024	20,252,309	2,025	1,290,355	(1,973,105)	(15,037)	(695,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(280,153)	$(297,132)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	5,234	194
Amortization of intangible assets	350	233
Non-cash lease expense	-	38,963
	(274,569)	(257,742)
Change in operating assets and liabilities:
Accounts receivables	-	38,831
Prepayments, deposits and other receivables	180,770	(10,530)
Inventories	9,309	(22,248)
Accounts payable	2,033	34,276
Accrued liabilities and other payables	(43,602)	3,532
Customer deposits	(125,583)	72,305
Lease liabilities	-	(38,858)
Income tax payable/refundable	(4,269)	(21,244)
Net cash used in operating activities	(255,911)	(201,678)

Cash flows from investing activities:
Purchase of plant and equipment	-	(4,169)
Net cash used in investing activities	-	(4,169)

Cash flows from financing activities:
Advance from directors	88,344	-
Advance from a related company	68,984	-
Advance from related parties	154,386	104,147
Net cash provided by financing activities	311,714	104,147

Foreign currency translation adjustment	(18,134)	(7,612)

Net change in cash and cash equivalents	37,669	(109,312)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,192	174,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,861	$65,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following table depicts the description of the Company’s subsidiaries:

	Place of incorporation and		Particulars of registered	Effective interest
Name	kind of legal entity	Principal activities	paid up share capital	held

Elite Creation Group Limited	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited	Hong Kong, a limited liability company	Investment holding	300,000 issued shares for HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited	The PRC, a limited liability company	Sales of healthcare products and sales of wine	RMB 9,000,000	100%

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

Allowance for Expected Credit Losses

In accordance with ASC Topic 326, “Credit Losses – Measurement of Credit Losses on Financial Instruments” (ASC 326), the Company utilizes the current expected credit losses (“CECL”) model to determine an allowance that reflects its best estimate of the expected credit losses on other receivables which is recorded as a liability to offset the receivables. The CECL model is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate expected credit losses. Other receivables are written off when deemed uncollectible.

As of September 30, 2025, and December 31, 2024, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2025, and December 31, 2024, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and nine months ended September 30, 2025, were $1,745 and $5,234, respectively, and for the three and nine months ended September 30, 2024, were $138 and $194, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028.

Amortization expense for the three and nine months ended September 30, 2025, were $118 and $350, respectively, and for the three and nine months ended September 30, 2024, were $116 and $233, respectively.

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

Wine Business mainly provides wine products to the customers, with a right to return. The Company acts as the principal in substantially all of its customer arrangements and as such, generally records revenues on a gross basis. Revenues exclude any taxes that the Company collects from customers and remits to tax authorities. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 17% on the invoiced value of sales. The revenues are presented net of sales returns and discounts. The Company recorded no product sales returns for the nine months ended September 30, 2025, and 2024. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales of healthcare products	$96,490	$250	$238,661	$3,378
Sales of wine products	338	22,153	422	46,642

TOTAL	$96,828	$22,403	$239,083	$50,020

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the nine months ended September 30, 2025, and 2024:

	2025	2024
Period-end HK$:US$ exchange rate	0.12851	0.12866
Period average HK$:US$ exchange rate	0.12816	0.12802
Period-end RMB:US$ exchange rate	0.14034	0.14260
Period average RMB:US$ exchange rate	0.13871	0.13919

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

For the nine months ended September 30, 2025, the Company incurred a net loss of $280,153 and suffered from a working capital deficit of $1,179,829 as of September 30, 2025. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. Based on this assessment, management has concluded that the going concern basis of accounting remains appropriate.

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

	Three months ended September 30, 2025
	Healthcare	Wine
	Segment	Segment	Total
Revenue from external customers:
Sale of healthcare products	$96,490	$-	$96,490
Sale of wine products	-	338	338
Total revenue	96,490	338	96,828

Cost of revenue:
Sale of healthcare products	(87,938)	-	(87,938)
Sale of wine products	-	(20)	(20)
Total cost of revenue	(87,938)	(20)	(87,958)

Gross profit	8,552	318	8,870

Operating expenses:
Selling and distribution	(7)	(27)	(34)
General and administrative	(17,619)	(70,473)	(88,092)
Total operating expenses	(17,626)	(70,500)	(88,126)

Segment loss	$(9,074)	$(70,182)	$(79,256)

	Three months ended 30 September, 2024
	Healthcare	Wine
	Segment	Segment	Total
Revenue from external customers:
Sale of healthcare products	$250	$-	$250
Sale of wine products	-	22,153	22,153
Total revenue	250	22,153	22,403

Cost of revenue:
Sale of healthcare products	(408)	-	(408)
Sale of wine products	-	(20,680)	(20,680)
Total cost of revenue	(408)	(20,680)	(21,088)

Gross profit	(158)	1,473	1,315

Operating expenses:
Selling and distribution	-	(1,111)	(1,111)
General and administrative	1,728	(112,601)	(110,873)
Total operating expenses	1,728	(113,712)	(111,984)

Segment loss	$1,570	$(112,239)	$(110,669)

	Nine months ended September 30, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$238,661	$-	$238,661
Sale of wine products	-	422	422
Total revenue	238,661	422	239,083

Cost of revenue:
Sale of healthcare products	(214,603)	-	(214,603)
Sale of wine products	-	(25)	(25)
Total cost of revenue	(214,603)	(25)	(214,628)

Gross profit	24,058	397	24,455

Operating Expenses
Selling and distribution	(1,029)	(4,117)	(5,146)
General and administrative	(59,933)	(239,728)	(299,661)
Total operating expenses	(60,962)	(243,845)	(304,807)

Segment loss	$(36,904)	$(243,448)	$(280,352)

	Nine months ended September 30, 2024
	Healthcare	Wine
	Segment	Segment	Total
Revenue from external customers:
Sale of healthcare products	3,378	-	3,378
Sale of wine products	-	46,642	46,642
Total revenue	3,378	46,642	50,020

Cost of revenue:
Sale of healthcare products	(1,549)	-	(1,549)
Sale of wine products	-	(26,980)	(26,980)
Total cost of revenue	(1,549)	(26,980)	(28,529)

Gross profit	1,829	19,662	21,491

Operating Expenses
Selling and distribution	-	(6,110)	(6,110)
General and administrative	(21,091)	(291,253)	(312,344)
Total operating expenses	(21,091)	(297,363)	(318,454)

Segment loss	$(19,262)	$(277,701)$	(296,963)

The revenues are based on the countries in which the customer is located. For the three and nine months ended September 30, 2025, and 2024, all revenues reported are derived from customers located in China.

NOTE 5 – PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayment, deposits and other receivables consisted of the following:

	September 30, 2025	December 31, 2024
		(Audited)
Prepayments	$93,819	$242,011
Purchase deposits	14,049	16,440
Rental and utility deposits	11,869	41,830
Other receivables	2,490	2,716
	$122,227	$302,997

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
		(Audited)
Finished goods – Wine products	$29,025	$9,255
Finished goods – Healthcare products	16,609	45,688
	$45,634	$54,943

For the three and nine months ended September 30, 2025, and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy the customers, or to return the funds, within twelve months.

As of September 30, 2025, and December 31, 2024, the deposit received from customers was $290,211 and $415,794, respectively.

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

As of September 30, 2025, and December 31, 2024, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2025	2024

Current tax	$-	$835
Deferred tax	-	-
Income tax expense	$-	$835

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

For the nine months ended September 30, 2025, and 2024, the income tax benefit was $0 and $100, respectively. As of September 30, 2025, and December 31, 2024, the Company has not accrued any penalties on uncertain tax positions.

As of September 30, 2025, the operation in the United States incurred $797,704 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2025, and 2024 is as follows:

	Nine months ended September 30,
	2025	2024

Loss before income tax	$(124,671)	$(131,685)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(10,285)	(10,864)
Tax adjustments	-	903
Net operating loss	10,285	10,896
Income tax expense	$-	$935

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2025, and 2024 is as follows:

	Nine months ended September 30,
	2025	2024

Loss before income taxes	$(129,340)	$(161,858)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(32,335)	(40,465)
Net operating loss	32,335	40,465
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$167,518	$173,008
- Hong Kong	40,578	30,293
- PRC	437,163	404,828
	645,259	608,129
Less: valuation allowance	(645,259)	(608,129)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of September 30, 2025, and December 31, 2024.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 11 – RELATED PARTIES TRANSACTIONS

From time to time, the Company’s director and related parties advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2025, and December 31, 2024, the Company owed the balance of $449,202 and $360,858 to its director, owed the balance of $359,633 and $290,649 to its related company who shares a common director, owed the balance of $320,809 and $166,423 to a related party.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the nine months ended September 30, 2025, two customers accounted for 61% and 31% of the Company’s revenues amounting to $146,842 and $74,753, respectively. For the three months ended September 30, 2025, two customers accounted for 76% and 17% of the Company’s revenues amounting to $73,932 and $16,940, respectively.

For the nine months ended September 30, 2024, two customers accounted for 50% and 44% of the Company’s revenues amounting to $24,914 and $21,995, respectively. For the three months ended September 30, 2024, a single customer accounted for 99% of the Company’s revenues amounting to $21,995.

All the Company’s customers are located in the PRC.

(b) Major vendors

For the nine months ended September 30, 2025, three vendors accounted for 61%, 13% and 11% of the Company’s purchases amounting to $130,595, $28,655 and $23,095, respectively. For the three months ended September 30, 2025, two vendors accounted for 37% and 33% of the Company’s purchases amounting to $32,648 and $28,655, respectively.

For the three and nine months ended September 30, 2024, a single vendor representing 99% and 95% of the Company’s purchases amounting to $20,847 and $27,181, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has no material commitments or contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
Revenue, net	$96,828	$22,403
Cost of revenue	(87,958)	(21,088)
Gross profit	8,870	1,315
Total operating expenses	(88,126)	(111,984)
Total other income	10	39
Loss before income tax	(79,246)	(110,630)
Income tax expense	-	(16,543)
Net loss	(79,246)	(127,173)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Revenue, net	$239,083	$50,020
Cost of revenue	(214,628)	(28,529)
Gross profit	24,455	21,491
Total operating expenses	(304,807)	(318,454)
Total other income	199	666
Loss before income tax	(280,153)	(296,297)
Income tax expense	-	(835)
Net loss	(280,153)	(297,132)

Revenue. For the three and nine months ended September 30, 2025, the Company generated revenues of $96,828 and $239,083, respectively. For the comparative three and nine months ended September 30, 2024, the Company generated revenues of $22,403 and $50,020, respectively. The increase in revenue was primarily driven by rising demand in the Chinese healthcare market and the Company’s expanded distribution network, which enabled higher sales volumes.

Cost of Revenue. For the three and nine months ended September 30, 2025, the cost of revenue was $87,958 and $214,628, respectively, and as a percentage of net revenue, approximately 91% and 90%. Cost of revenue for the three and nine months ended September 30, 2024 was $21,088 and $28,529, respectively, and as a percentage of net revenue, approximately 94% and 57%, respectively. The cost of revenue also rose substantially for the three and nine months of 2025, largely due to sourcing products from vendors with higher costs. This increase in procurement costs has impacted the overall cost structure, raising the cost of revenue as a percentage of net revenue.

Gross Profit. For the three months ended September 30, 2025, and 2024, the gross profit was $8,870 and $1,315, respectively, the gross profit margin was 9% and 6%, respectively. For the nine months ended September 30, 2025, and 2024, the gross profit was $24,455 and $21,491, respectively, the gross profit margin was 10% and 43%, respectively. The decrease in gross profit margin for the periods ended September 30, 2025, compared to the same periods in 2024, is primarily due to increased cost of revenue from sourcing products at higher costs, which offset the revenue growth driven by rising demand in the Chinese healthcare market.

Operating Expenses. For the three and nine months ended September 30, 2025, the operating cost was $88,126 and $304,807, respectively, and while for the three and nine months ended September 30, 2024 was $111,984 and $318,454, respectively, the operating expenses decreased due to a decrease in administrative expenses.

Other Income. For the three and nine months ended September 30, 2025, the total other income was $10 and $199, respectively and for the three and nine months ended September 30, 2024 was $39 and $666, respectively, the other income decreased due to a decrease in receipt of bank interest income.

Income Tax Expense: For the three and nine months ended September 30, 2025, no income tax expenses were recorded, whereas income tax expenses for the same periods in 2024 were $16,543 and $835, respectively. The decrease in income tax expense is primarily due to the Company recording a net loss during the period.

Net Loss. For the three and nine months ended September 30, 2025, the Company incurred a net loss of $79,246 and $280,153, respectively and for the three and nine months ended September 30, 2024, the Company incurred a net loss of $127,173 and $297,132, respectively. The decrease in net loss for the three and nine months ended September 30, 2025, was primarily attributed to the decrease in operating costs.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $76,861.

As of December 31, 2024, we had cash and cash equivalents of $39,192.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(255,911)	$(201,678)
Net cash used in investing activities	-	(4,169)
Net cash provided by financing activities	311,714	104,147

Operating Activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $255,911, which primarily consisted of a net loss of $280,153, decrease in customer deposits of $125,583, decrease in income tax payable of $4,269 and decrease in accrued liabilities and other payables of $43,602. The amounts are partially offset by non-cash adjustments of depreciation of plant and equipment of $5,234, amortization of intangible asset of $350, decrease in deposits and other receivables of $180,770, decrease in inventories of $9,309 and increase in accounts payable of $2,033.

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

Investing Activities.

For the nine months ended September 30, 2025, net cash used in investing activities was $0 (2024: $4,169, which primarily consisted of purchase of plant and equipment).

Financing Activities.

For the nine months ended September 30, 2025, and 2024, net cash provided by financing activities was $311,714 and $104,147, which primarily consisted of advances from directors, a related company and related parties.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: November 14, 2025	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

