Form 10-K
period 2025-12-31
China Foods Holdings Ltd.
filed 2026-04-16
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32522

  China Foods Holdings Ltd.

  (Exact name of registrant as specified in its charter)

Delaware	84-1735478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2301A, 26 Harbour Road
Wanchai, Hong Kong	0000
(Address of Principal Executive Offices)	(Zip Code)

  (852) 3618-8608

  Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s shares were last sold at a price of $0.66 per share. Although the Registrant’s stock has very few trades and limited volume, based on the last sales price of $0.66 shares held by non-affiliates would have a market value of $863,939.

As of April 14, 2026, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I

ITEM 1. BUSINESS

China Foods Holdings Ltd. (the “Company”, “CFOO”, or “we”) was incorporated in Delaware on January 10, 2019. On January 23, 2019, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Trafalgar Resources, Inc., a Utah corporation (“Trafalgar”). Pursuant to the Agreement, the Company merged with Trafalgar (the “Merger”) with the Company as the surviving entity. Prior to the Merger, Trafalgar had not commenced operations for several years that had resulted in insignificant revenue and Trafalgar’s efforts had been devoted primarily to activities related to raising capital and attempting to acquire an operating entity.

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

Pursuant to the Merger, each share of Trafalgar’s common stock was converted into one share of the Company’s common stock. After the Merger, KHK Resources Investments Limited (formerly known as HY Resources Investments Limited) owns 5,001,000 shares of common stock of the Company.

The Merger was effective on March 13, 2019.

On December 11, 2019, the Board of Directors approved a change to its fiscal year-end from September 30 to December 31. As a result of this change, the fiscal year is a 3-month transition period beginning October 1, 2019 through December 31, 2020. In these statements, including the notes thereto, financial results for fiscal 2019 are for a 3-month period. Corresponding results for the years ended September 30, 2019 and 2018 are both for 12-month periods.

On July 9, 2020, the Company consummated the Share Exchange Agreement (“the “Share Exchange Agreement”) with Elite Creation Group Limited, a private limited liability company organized under the laws of British Virgin Islands (“ECGL”). As a result of the acquisition of ECGL, the Company entered into the healthcare product distributing and marketing industry, pursuing a new strategy of developing and distributing health related products, including supplements, across the globe with a focus on mainland China, Europe and Australia.

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

Our services

We also extend our service scope to provide personalized health consulting services to our clients, as well as consultancy services such as tailor-made natural food supplement solutions.

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

Looking ahead to 2026, China’s Great Health Industry is positioned for sustained structural growth, transitioning from basic healthcare needs to comprehensive wellness and advanced chronic care. According to Frost & Sullivan and the China Business Industry Research Institute, the broader health and wellness market is projected to reach approximately RMB 11.4 trillion in 2026. Within this ecosystem, the functional foods and health supplements sector is expected to expand to RMB 483.3 billion, driven heavily by younger demographics adopting preventive health routines. Simultaneously, the medical products segment is rapidly evolving from basic consumables, such as face masks, into smart health management appliances, supporting a physical healthcare products market historically tracking toward RMB 4.2 trillion.

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

To drive sales volume and revenue growth, we are strategically expanding both our online and offline distribution networks. In building our digital footprint, we anticipate collaborating with established e-commerce platforms and key social media channels, including WeChat, TikTok, and Xiaohongshu. Not only will these online avenues facilitate real-time nutrition and healthcare consultations, but they will also be instrumental in driving customer engagement and long-term retention. Indeed, having launched our dedicated nutrition consulting service via a prominent social media platform in late 2020, we are now able to seamlessly offer pre-purchase advice and comprehensive after-sales support, making it accessible to our clients wherever they may be.

While our existing offline operations are primarily driven by distributors and sales agents, we recognize the need to elevate our physical brand presence. Should we wish to enhance product visibility and broaden our overall market appeal, developing dedicated concessions and in-store counters will be a crucial next step. Furthermore, we envision partnering with premium fitness facilities to establish bespoke nutrition clubs, alongside hosting targeted initiatives such as weight-loss programs and comprehensive health assessments.

Ultimately, our objective is to deliver a seamless, integrated solution through a comprehensive, multi-channel retail ecosystem. Beyond merely offering tailored advice, we actively distil and analyze the feedback gathered throughout the customer journey. By sharing these invaluable insights with our manufacturing and supply chain partners, we can collaboratively design products that are precisely attuned to client demands. Integrating the requirements of downstream enterprises with a Consumer-to-Manufacturer (C2M) model not only fosters stronger alliances across our supply network, but also promises to streamline distribution costs and drive overall operational efficiency.

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

In addition, on December 24, 2021, the China Securities Regulatory Commission, or the CSRC, published the draft Regulations of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Administrative Provisions, and the draft Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) for public comments. Pursuant to these drafts, PRC domestic companies that directly or indirectly seek to offer or list their securities on an overseas stock exchange, including a PRC company limited by shares and an offshore company whose main business operations are in China and intends to offer securities or be listed on an overseas stock exchange based on its onshore equities, assets, incomes or similar interests, are required to file with the CSRC within three business days after submitting their application documents to the regulator in the place of intended listing or offering. Particularly, as for the PRC domestic companies that have directly or indirectly listed securities in overseas markets that intend to conduct follow-on offerings in overseas markets, such companies are required to submit the filing with respect to the follow-on offering within three business days after completion of the follow-on offering.

Furthermore, the PRC anti-monopoly regulators have promulgated new anti-monopoly and competition laws and regulations and strengthened the enforcement under these laws and regulations. There remain uncertainties as to how the laws, regulations and guidelines recently promulgated will be implemented and whether these laws, regulations and guidelines will have a material impact on our business, financial condition, results of operations and prospects. We do not believe there GXXHIC is in violation of any laws, rules or regulations related to monopolies or competition, but we cannot assure you that our business operations comply with such regulations and authorities’ requirements in all respects. If any non-compliance is raised by relevant authorities and determined against us, we may be subject to fines and other penalties. These risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or be worthless.

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

However, the PRC government has recently indicated an intent to exert more oversight over offerings that are conducted overseas and/or foreign investment in China-based issuers like us, and has published a series of proposed rules for public comments in this regard, the enaction timetable, final content, interpretation and implementation of which remains uncertain. Therefore, there are substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in general and whether we are required to complete filing or obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our future offshore offerings. If we inadvertently concluded that such approvals were not required, or if applicable laws, regulations or interpretations change in a way that requires us to obtain such approval in the future, we may be unable to obtain such necessary approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could subject us to penalties, including fines, suspension of business and revocation of required licenses, significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

China Foods Holdings Ltd. is permitted under the Delaware laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary also permitted under the laws of Hong Kong to provide funding China Foods Holdings Ltd. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there have been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”) was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor through April 9, 2024, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCAOB on December 16, 2021, and the HFCAA. On October 17, 2024, the Company engaged a new auditor J&S Associate PLT a PCAOB approved auditing firm based in Kuala Lumpur, Malaysia. On March 5, 2026, J&S Associate PLT had resigned as the Company’s auditor. On March 20, 2026, the Company engaged a new auditor BZ CPA Inc as its new auditor which is a PCAOB approved auditing firm based in Dallas, Texas USA. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor at the time was located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor was not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in Mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in Mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause trading in our securities to be prohibited under the HFCAA and ultimately result in a determination by a securities exchange to delist our securities.

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

ITEM 2. PROPERTIES

The Company’s operating office is located at Room 2009, No. 111 Baiyun Road, Yuexiu District, Guangzhou, China, with the area of 43 square meters.

The Company also entered a lease of corporate office located at Unit 12 on 21st Floor Metropole square, No 2 On Yiu Street Sha Tin New Territories with a monthly rent of HK$12,000 (approximately US$1,538). The lease is a fixed one-year term, commencing on April 29, 2025, and ending on April 28, 2026.

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

All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. There is no established public trading market for our securities, and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets “Pink”. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 2025	$0.66	$0.66
September 2025	$0.66	$0.66
June 2025	$0.66	$0.66
March 2025	$0.77	$0.77

December 2024	$0.77	$0.77
September 2024	$0.77	$0.77
June 2024	$0.77	$0.77
March 2024	$0.77	$0.77

Holders

At April 14, 2026, the Company had approximately 231 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of securities in 2025 and 2024.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2025.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Looking ahead to 2026, China’s Great Health Industry is positioned for sustained structural growth, transitioning from basic healthcare needs to comprehensive wellness and advanced chronic care. According to Frost & Sullivan and the China Business Industry Research Institute, the broader health and wellness market is projected to reach approximately RMB 11.4 trillion in 2026. Within this ecosystem, the functional foods and health supplements sector is expected to expand to RMB 483.3 billion, driven heavily by younger demographics adopting preventive health routines. Simultaneously, the medical products segment is rapidly evolving from basic consumables, such as face masks, into smart health management appliances, supporting a physical healthcare products market historically tracking toward RMB 4.2 trillion.

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

To drive sales volume and revenue growth, we are strategically expanding both our online and offline distribution networks. In building our digital footprint, we anticipate collaborating with established e-commerce platforms and key social media channels, including WeChat, TikTok, and Xiaohongshu. Not only will these online avenues facilitate real-time nutrition and healthcare consultations, but they will also be instrumental in driving customer engagement and long-term retention. Indeed, having launched our dedicated nutrition consulting service via a prominent social media platform in late 2020, we are now able to seamlessly offer pre-purchase advice and comprehensive after-sales support, making it accessible to our clients wherever they may be.

While our existing offline operations are primarily driven by distributors and sales agents, we recognize the need to elevate our physical brand presence. Should we wish to enhance product visibility and broaden our overall market appeal, developing dedicated concessions and in-store counters will be a crucial next step. Furthermore, we envision partnering with premium fitness facilities to establish bespoke nutrition clubs, alongside hosting targeted initiatives such as weight-loss programs and comprehensive health assessments.

Ultimately, our objective is to deliver a seamless, integrated solution through a comprehensive, multi-channel retail ecosystem. Beyond merely offering tailored advice, we actively distil and analyze the feedback gathered throughout the customer journey. By sharing these invaluable insights with our manufacturing and supply chain partners, we can collaboratively design products that are precisely attuned to client demands. Integrating the requirements of downstream enterprises with a Consumer-to-Manufacturer (C2M) model not only fosters stronger alliances across our supply network but also promises to streamline distribution costs and drive overall operational efficiency.

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

Product Liability and Consumer Protection

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

The Law of the PRC on the Protection of the Rights and Interests of Consumers was promulgated on October 31, 1993, and became effective on January 1, 1994 to protect consumers when they purchase or use goods or services. All business operators must comply with this law when they manufacture or sell goods and/or provide services to customers. In extreme situations, product manufacturers and distributors may be subject to criminal liability if their goods or services lead to the death or injuries of customers or other third parties.

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

The following table sets forth certain operational data for the years ended December 31, 2025 and 2024:

STATEMENT OF OPERATIONS DATA:

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Revenues	$327,871	$233,339
Cost of revenue	(297,909)	(179,466)
Gross profit	29,962	53,873
Total operating expenses	(428,885)	(509,510)
Total other income	251	902
Loss before income taxes	(398,672)	(454,735)
Income tax benefit	-	(836)
Net loss	(398,672)	(455,571)

Revenue. We generated revenues of $327,871 and $233,339 for the fiscal years ended December 31, 2025 and 2024. All of our major customers are located in the PRC and Hong Kong. Our revenue increased by 40.5%, due to the upturn in market conditions and high demand for wine products and the healthcare market.

During the years ended December 31, 2025, and 2024, the nature of businesses and segment was shown as below:

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

	Year Ended December 31, 2025
	Healthcare
	Segment	Wine Segment	Total
Revenue from contracts with customers:
Consulting service income	$68,305	$-	$68,305
Sale of healthcare products	258,802	-	258,802
Sale of wine products	-	764	764
Total revenue	327,107	764	327,871

Cost of sales:
Consulting service income	(67,184)	-	(67,184)
Sale of healthcare products	(230,680)	-	(230,680)
Sale of wine products	-	(45)	(45)
Total cost of revenue	(297,864)	(45)	(297,909)

Gross profit	29,243	719	29,962

Operating expenses:
Selling and distribution expenses	(1,048)	(4,193)	(5,241)
General and administrative expenses	(84,729)	(338,915)	(423,644)
Total operating expenses	(85,777)	(343,108)	(428,885)

Segment loss	$(56,534)	$(342,389)	$(398,923)

	Year Ended December 31, 2024
	Healthcare
	Segment	Wine Segment	Total
Revenue from external customers:
Consulting service income	$19,524	$-	$19,524
Sale of healthcare products	106,024	-	106,024
Sale of wine products	-	107,791	107,791
Total revenue	125,548	107,791	233,339

Cost of sales:
Sale of healthcare products	(94,512)	-	(94,512)
Sale of wine products	-	(84,954)	(84,954)
Total cost of revenue	(94,512)	(84,954)	(179,466)

Gross profit	31,036	22,837	53,873

Operating expenses:
Selling and distribution	-	(6,856)	(6,856)
General and administrative	(100,531)	(402,123)	(502,654)
Total operating expenses	(100,531)	(408,979)	(509,510)

Segment loss	$(69,495)	$(386,142)	$(455,637)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2025	2024

Hong Kong	$68,305	$19,228
China	259,566	214,111

	$327,871	$233,339

During the years ended December 31, 2025, and 2024, the following customers accounted for 10% or more of our total net revenues:

	Year ended
	December 31, 2025			December 31, 2025
		Percentage		Accounts
	Revenues	of revenues		receivable
Hunan Wuyouzhongle Culture Media Co., Ltd.	$163,601	50%		$-
Hunan Lezizi Culture Media Co., Ltd.	75,147	23%		-
Jiangxi Tongjie New Materials Co., Ltd.	68,305	21%		-
TOTAL	$307,053	94%	Total	$-

	Year ended
	December 31, 2024			December 31, 2024
		Percentage		Accounts
	Revenues	of revenues		receivable
Hunan Wuyouzhongle Culture Media Co., Ltd.	$101,470	43%		$-
Guangdong Chuanrun Film and Television Communication Co., Ltd.	43,743	19%		-
Tmall store	24,979	11%		-
TOTAL	$170,192	73%	Total	$-

Cost of Revenue. Cost of revenue as a percentage of net revenue was approximately 90.86% for the fiscal year ended December 31, 2025. Cost of revenue as a percentage of net revenue was approximately 76.91% for the fiscal year ended December 31, 2024. The increase in cost of revenue as a percentage of net revenue is attributable to an increase in cost of healthcare products. During the years ended December 31, 2025 and 2024, the following vendors accounted for 10% or more of our purchases:

	Year ended
	December 31, 2025			December 31, 2025
		Percentage		Accounts
Vendor	Purchases	of purchases		payable
Guangzhou Niyas Biotechnology Co., Ltd.	$142,251	62%		$-
Shaanxi Bioshengde Biomedical Technology Co., Ltd	$28,804	13%
Guangzhou Beidi Packaging and Printing Co., Ltd	$25,172	11%		-
TOTAL	$196,227	86%	Total:	$-

	Year ended
	December 31, 2024			December 31, 2024
		Percentage		Accounts
Vendor	Purchases	of purchases		payable
Guangzhou Niyas Biotechnology Co., Ltd.	$77,150	43%		$-
JD.com	$84,954	47%		$-
TOTAL	$162,104	90%	Total:	$-

Gross Profit. We achieved a gross profit of $29,962 and $53,873 for the fiscal years ended December 31, 2025, and 2024, respectively. The decrease in gross profit is primarily attributable to the decrease in sales of wine products.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $423,644 and $502,654 for the fiscal years ended December 31, 2025, and 2024, respectively. The decrease was primarily due to a reduction in rental expenses that is mainly attributable to the relocation of Hong Kong office during the year.

Other Income. We incurred other income of $251 for the fiscal year ended December 31, 2025, as compared to other income of $902 for the fiscal year ended December 31, 2024. Our other income for the year ended December 31, 2025 mainly consisted of the bank interest income.

Income Tax Expense. We recorded income tax expenses of $0 and $836 for the fiscal years ended December 31, 2025 and 2024.

Net Loss. During the year ended December 31, 2025, we incurred a net loss of $398,672 as compared to a net loss of $455,571 for the year ended December 31, 2024. The decrease in net loss is mainly due to the decrease in gross profit in wine segment and the decrease in total operating expenses with primarily attributable to the reduction in rental expenses.

Liquidity And Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $9,893, inventories of $39,255 and prepayments, deposits and other receivables of $108,388.

As of December 31, 2024, we had cash and cash equivalents of $39,192, inventories of $54,943 and prepayments, deposits and other receivables of $302,997.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(389,251)	$(353,812)
Net cash used in investing activities	-	(23,454)
Net cash provided by financing activities	388,605	245,524

Net Cash Used In Operating Activities.

For the year ended December 31, 2025, net cash used in operating activities was $389,251 which consisted primarily of a net loss of $398,672, depreciation of plant and equipment of $6,989, amortization of intangible asset of $1,728, non-cash lease expense of $168 and amortization of $469, decrease in prepayment, deposits and other receivables of $194,609, decrease in inventories of $15,688, increase in accrued liabilities and other payables of $6,592 and decrease in customer deposit of $211,549, decrease in lease liabilities of $1,897 and decrease in income tax refundable of $3,376.

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

Net Cash Used In Investing Activities.

For the year ended December 31, 2025, net cash used in investing activities was $Nil. For the year ended December 31, 2024, net cash used in investing activities was $23,454 which solely consisted of purchase of plant and equipment.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2025, net cash provided by financing activities was $388,605, consisting primarily of advances to a director of $477, advances from directors of 113,244, advances from a related company of $79,653, advances from related parties of $196,185.

For the year ended December 31, 2024, net cash provided by financing activities was $245,524, consisting primarily of advance from a related party of $40,815, advance from directors of $108,767 and advance from a related company of $95,942.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Material Cash Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025. As of December 31, 2025, we had an accumulated deficit of $2,530,216. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We do not have any contractual obligations and commercial commitments as of December 31, 2025.

Off-Balance Sheet Arrangements.

As of December 31, 2025, the Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Significant areas for which management uses estimates include:

●	inventories;

●	estimated lives for tangible and intangible assets; and

●	Valuation allowance for deferred tax assets

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

As of December 31, 2025 and 2024, there was no allowance for expected credit losses.

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

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized when control of the healthcare products transfers to the customer, typically upon delivery, if that is the point at which the performance obligation is satisfied. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes.

Wine Business mainly provides wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes.

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

Going Concern

The management has evaluated the Company’s ability to continue as a going concern for at least 12 months from the date of the financial statements. The Company has incurred recurring losses, has a net working capital deficit, and as of December 31, 2025, current liabilities exceeded current assets; accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In assessing this matter, management considered its current cash resources, expected operating cash flows, and planned actions to preserve liquidity, including continued financial support from the Company’s major shareholders and/or directors. The director/shareholder has confirmed an intention to continue providing financial support and not to demand repayment within at least 18 months from the date of approval of the financial statements, which management considers a key support measure in its going concern assessment.

Based on this assessment, management believes the Company will have sufficient financial resources to meet its liabilities as they fall due for at least 12 months from the issuance date of the consolidated financial statements. However, unless and until formal written support commitments or other committed financing arrangements are obtained, the existence of substantial doubt may not be fully alleviated and should be disclosed in the financial statements and considered in the audit report, if applicable.

These financial statements and related notes thereto do not include any adjustments that might result from these uncertainties.

Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to provide more detailed information about reportable segments and significant segment expenses. The update is intended to improve transparency and help users better understand how management evaluates segment performance and allocates resources, while not changing the basis for identifying reportable segments. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance the transparency and decision-usefulness of segment information. This ASU requires disclosure of significant segment expenses regularly reviewed by the chief operating decision maker (CODM). The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its segment disclosure but does not expect it to have a material effect on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public business entities to provide enhanced footnote disclosures disaggregating certain income statement expense captions. The standard is intended to improve transparency by giving users more detailed information about key expense categories, such as employee compensation, depreciation, amortization, and inventory-related costs, without changing the face of the income statement.

In July 2025, the FASB issued ASU 2025-05, which simplifies the measurement of expected credit losses for current accounts receivable and current contract assets. The update provides practical expedient and, for certain non-public entities, an additional policy election to reduce complexity in applying credit loss guidance under Topic 326.

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

China Foods Holdings Ltd

Index to

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

China Foods Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Foods Holdings Limited. (“the Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss (income), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations. Therefore, the Company has stated substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 3 to the financial statements, the Company financial statements are prepared assuming that the Company will continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included the inquiries with management, analyzing the subsequent company financial position, and consideration the positive and negative evidence impacting management’s arrangements in place as of the report date.

/s/ BZ CPA, Inc

We have served as the Company’s auditor since 2026.

Dallas, TX

April 15, 2026

PCAOB # 7339

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

China Foods Holdings Ltd.

Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	December 31, 2024

ASSETS

Current Assets
Cash and cash equivalents	9,893	39,192
Amount due from a director	477	-
Prepayments, deposits and other receivables	108,388	302,997
Inventories, net	39,255	54,943
Income tax refundable	4,930	1,554
Total Current Assets	162,943	398,686

Non-Current Assets
Plant and equipment, net	27,860	34,264
Right of use assets, net	20,425	-
Intangible assets, net	1,662	2,055
Total Non-Current Assets	49,947	36,319

TOTAL ASSETS	212,890	435,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	58,680	52,088
Customer deposits	204,245	415,794
Lease liabilities	10,920	-
Amount due to directors	474,102	360,858
Amount due to a related company	370,302	290,649
Amount due to a related party	362,608	166,423
Total Current-Liabilities	1,480,857	1,285,812

Non-Current Liabilities
Lease liabilities	9,504	-

TOTAL LIABILITIES	1,490,361	1,285,812

Commitment and contingents	-	-

Shareholders’ Deficit
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(39,635)	(11,643)
Accumulated deficit	(2,530,216)	(2,131,544)
Total Shareholders’ Deficit	(1,277,471)	(850,807)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	212,890	435,005

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd.

Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024

Revenue, net	$327,871	$233,339

Cost of revenue	(297,909)	(179,466)

Gross profit	29,962	53,873

Operating expenses
Selling and distribution expenses	5,241	6,856
General and administrative expenses	423,644	502,654
Total operating expenses	428,885	509,510

Loss from operation	(398,923)	(455,637)

Other income:
Interest income	45	329
Sundry income	206	573
Total other income	251	902

Loss before income tax	(398,672)	(454,735)

Income tax expenses	-	(836)

NET LOSS	$(398,672)	$(455,571)

Other comprehensive loss

Foreign currency adjustment loss	(27,992)	(4,421)

Comprehensive loss	$(426,664)	$(459,992)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FOODS HOLDINGS LTD.

Consolidated Statements of Changes in Shareholders’ Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	shareholders’
	Share	Amount	capital	deficit	loss	Deficit
Balance at January 1, 2024	20,252,309	$2,025	$1,290,355	$(1675,973)	$(7,222)	$(390,815)

Foreign currency translation adjustment	-	-	-	-	(4,421)	(4,421)

Net loss for the year	-	-	-	(455,571)	-	(455,571)

Balance at December 31, 2024	20,252,309	$2,025	$1,290,355	$(2,131,544)	$(11,643)	$(850,807)

Foreign currency translation adjustment	-	-	-	-	(27,992)	(27,992)

Net loss for the year	-	-	-	(398,672)	-	(398,672)

Balance at December 31, 2025	20,252,309	$2,025	$1,290,355	$(2,530,216)	$(39,635)	$(1,277,471)

The accompanying notes are an integral part of these consolidated financial statements.

China Foods Holdings Ltd

Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(398,672)	$(455,571)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	6,989	1,768
Depreciation of right of use asset	1,728
Amortization	469	467
Non-cash lease expense	168	-
Adjustments to reconcile net loss to net cash used in operating activities, Total	(389,318)	(453,336)
Change in operating assets and liabilities:
Amount due from a related party	-	38,831
Prepayments, deposits and other receivables	194,609	(236,180)
Inventories	15,688	(6,661)
Lease liabilities	(1,897)	(242)
Accrued liabilities and other payables	6,592	(21,560)
Customer deposits	(211,549)	346,909
Tax refundable	(3,376)	(21,573)
Net cash used in operating activities	(389,251)	(353,812)

Cash flows from investing activities
Purchase of plant and equipment	-	(23,454)
Net cash used in investing activities	-	(23,454)

Cash flows from financing activities:
Advance to a director	(477)	-
Advance from a related party	196,185	40,815
Advance from directors	113,244	108,767
Advance from a related company	79,653	95,942
Net cash provided by financing activities	388,605	245,524

Foreign currency translation adjustment	(28,653)	(3,943)

Net change in cash and cash equivalents	(29,299)	(135,685)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	39,192	174,877

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,893	$39,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$16,662

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

The following table depicts the description of the Company’s subsidiaries:

	Place of incorporation	Principal	Particulars of registered/	Effective
Name	and kind of legal entity	activities	paid up share capital	interest held

Elite Creation Group Limited (“ECGL”)	BVI, a limited liability company	Investment holding	50,000 issued shares of US$1each	100%

Alpha Wellness (HK) Limited (“AWL”)	Hong Kong, a limited liability company	Investment holding	300,000 issued shares of HK$300,000	100%

Guangzhou Xiao Xiang Health Industry Company Limited (“GXXHIC”)	The PRC, a limited liability company	Sales of healthcare products	RMB9,000,000	100%

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

Significant areas for which management uses estimates include:

●	inventories;

●	estimated lives for tangible and intangible assets; and

●	valuation allowances for deferred tax assets

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

In November 2023, the FASB issued Accounting Standards Updates (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this ASU commencing December 31, 2025 and the adoption of the ASU does not have a material effect on its consolidated financial statements.

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

As of December 31, 2025 and 2024, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2025 and 2024, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the years ended December 31, 2025 and 2024 was $469 and $467, respectively.

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

The sale and distribution of the healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized when control of the healthcare products transfers to the customer, typically upon delivery, if that is the point at which the performance obligation is satisfied. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes.

Wine Business mainly provides wine products to the customers. Revenue is recognized from the sale of wine products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to the customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and the related timing of revenue recognition:

		For the Year Ended	For the Year Ended
Type of products or services	Timing of revenue recognition	December 31, 2025	December 31, 2024

Consultancy service fee income	Services transferred over time	$68,305	$19,524
Sales of healthcare products	Goods transferred at a point in time	258,802	106,024
Sales of wine products	Goods transferred at a point in time	764	107,791

TOTAL		$327,871	$233,339

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

Translation of amounts from HK$ and RMB into US$ have been made at the following exchange rates for the years ended December 31, 2025 and 2024.

	2025	2024
Year-end HK$:US$ exchange rate	0.12853	0.12881
Annual average HK$:US$ exchange rate	0.12826	0.12819
Year-end RMB:US$ exchange rate	0.14283	0.13698
Annual average RMB:US$ exchange rate	0.13944	0.13908

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to provide more detailed information about reportable segments and significant segment expenses. The update is intended to improve transparency and help users better understand how management evaluates segment performance and allocates resources, while not changing the basis for identifying reportable segments.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public business entities to provide enhanced footnote disclosures disaggregating certain income statement expense captions. The standard is intended to improve transparency by giving users more detailed information about key expense categories, such as employee compensation, depreciation, amortization, and inventory-related costs, without changing the face of the income statement.

In July 2025, the FASB issued ASU 2025-05, which simplifies the measurement of expected credit losses for current accounts receivable and current contract assets. The update provides practical expedient and, for certain non-public entities, an additional policy election to reduce complexity in applying credit loss guidance under Topic 326.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance as of December 31, 2025, was $9,893, as compared to $39,192 as of December 31, 2024, it was decreased by $29,299. The current liabilities exceeded current assets by $1,317,914, the Company had an accumulated deficit of $2,530,216. The Company has evaluated the Company’s ability to continue as a going concern for at least 12 months from the date of the financial statements.

In assessing this matter, management considered its current cash resources, expected operating cash flows, and planned actions to preserve liquidity, including continued financial support from the Company’s major shareholders and/or directors. The director/shareholder has confirmed an intention to continue providing financial support and not to demand repayment within at least 18 months from the date of approval of the financial statements, which management considers a key support measure in its going concern assessment.

Based on this assessment, management believes the Company will have sufficient financial resources to meet its liabilities as they fall due for at least 12 months from the issuance date of the consolidated financial statements. However, unless and until formal written support commitments or other committed financing arrangements are obtained, the existence of substantial doubt may not be fully alleviated and should be disclosed in the financial statements and considered in the audit report, if applicable.

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

	Year Ended December 31, 2025
	Healthcare	Wine
	Segment	Segment	Total
Revenue from external customers:
Consulting service income	$68,305	$-	$68,305
Sale of healthcare products	258,802	-	258,802
Sale of wine products	-	764	764
Total revenue	327,107	764	327,871

Cost of sales:
Consulting service income	(67,184)	-	(67,184)
Sale of healthcare products	(230,680)	-	(230,680)
Sale of wine products	-	(45)	(45)
Total cost of revenue	(297,864)	(45)	(297,909)

Gross profit	29,243	719	29,962

Operating Expenses
Selling and distribution	(1,048)	(4,193)	(5,241)
General and administrative	(84,729)	(338,915)	(423,644)
Total operating expenses	(85,777)	(343,108)	(428,885)

Segment loss	$(56,534)	$(342,389)	$(398,923)

	Year Ended December 31, 2024
	Healthcare	Wine
	Segment	Segment	Total
Revenue from external customers:
Consulting service income	$19,524	$-	$19,524
Sale of healthcare products	106,024	-	106,024
Sale of wine products	-	107,791	107,791
Total revenue	125,548	107,791	233,339

Cost of sales:
Consulting service income	-	-	-
Sale of healthcare products	(94,512)	-	(94,512)
Sale of wine products	-	(84,954)	(84,954)
Total cost of revenue	(94,512)	(84,954)	(179,466)

Gross profit	31,036	22,837	53,873

Operating Expenses
Selling and distribution	-	(6,856)	(6,856)
General and administrative	(100,531)	(402,123)	(502,654)
Total operating expenses	(100,531)	(408,979)	(509,510)

Segment loss	$(69,495)	$(386,142)	$(455,637)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended December 31,
	2025	2024

Hong Kong	$68,305	$19,228
China	259,566	214,111

Total revenue	$327,871	$233,339

NOTE 5: PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments and other receivable consisted of the following:

	December 31, 2025	December 31, 2024

Prepayments	$81,672	$242,011
Purchase deposits	14,322	16,440
Rental and utility deposits	10,925	41,830
Other receivables	1,469	2,716
Prepayments and other receivable	$108,388	$302,997

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 31, 2025	December 31, 2024
Finished goods - wine products	$13,094	$9,255
Finished goods - Healthcare products	26,161	45,688
Inventories	$39,255	$54,943

For the years ended December 31, 2025 and 2024, no allowance for obsolete inventories was recorded by the Company.

NOTE 7: PLANT AND EQUIPMENT

	December 31, 2025	December 31, 2024
Motor vehicle	$291,197	$298,307
Furniture, fixture and equipment	15,023	15,484
Leasehold improvement	-	27,283
Foreign translation difference, net	10,251	(7,419)
Plant and equipment, gross	316,471	333,655

Less: accumulated depreciation	(278,944)	(306,407)
Foreign translation difference, net	(9,667)	7,016
Plant and equipment, net	$27,860	$34,264

Depreciation expenses for the years ended December 31, 2025 and 2024 were $6,989 and $1,768, respectively.

NOTE 8: CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of December 31, 2025 and 2024, the deposit received from customers was $204,245 and $415,794, respectively. Regarding subsequent utilization, there was no utilization in 2025, while 51% of the deposits were utilized in 2024.

NOTE 9: AMOUNTS DUE TO A DIRECTOR AND A RELATED COMPANY

The amounts represented temporary advances to the Company by its director and its related company which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 10: LEASE

The Company leased warehouse facilities under non-cancelable operating leases with a lease term of two years. Pursuant to the terms of the lease agreements, the Company may apply for renewal three months prior to the expiry of the lease term, subject to the Landlord’s consent. The Landlord has agreed to refund the security deposit upon termination of the leases, provided that the original deposit receipt is returned.

Right of use assets and lease liability – right of use are as follows:

	December 31, 2025	December 31, 2024

Right-of-use assets	$20,425	$-

The lease liability is as follows:

	December 31, 2025	December 31, 2024

Current portion	$10,920	$-
Non-current portion	9,504	-

Total	$20,424	$-

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

As of December 31, 2025 and 2024, a total of 20,252,309 shares of common stock were issued and outstanding.

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

NOTE 12: NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Net loss attributable to common shareholders	$(398,672)	$(455,571)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.02)	$(0.02)

For the years ended December 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13: INCOME TAXES

The provision for income taxes consisted of the following:

	Years ended December 31,
	2025	2024

Current tax	$-	$836
Deferred tax	-	-
Income tax expense	$-	$836

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

For the years ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2025 and 2024, the Company has not accrued any penalties on uncertain tax positions.

As of December 31, 2025, the operation in the United States incurred $189,025 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

AWL operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
	2025	2024

Loss before income taxes	$(149,505)	$(158,218)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(12,334)	(13,053)
Tax adjustments	11	656
Net operating loss	12,323	13,333
Income tax expense	$-	$936

The PRC

GXXH operating in the PRC is subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Years ended December 31,
	2025	2024

Loss before income taxes	$(172,895)	$(207,619)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(43,224)	(51,905)
Net operating loss	43,224	51,905
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards
- United States	$189,025	$173,008
- Hong Kong	42,616	30,293
- PRC	448,052	404,828
Net operating loss carryforwards	679,693	608,129
Less: valuation allowance	(679,693)	(608,129)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of December 31, 2025 and 2024.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

Total net operating losses (NOLs) carryforwards of the Company’s subsidiaries in mainland China are $43,224 and $51,901 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, net operating loss carry-forwards from PRC will expire in calendar years 2028 through 2035, if not utilized.

NOTE 14: PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their age and wage level. During the years ended December 31, 2025 and 2024, $10,941 and $13,081 contributions were made accordingly.

NOTE 15: RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors, related parties and related company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2025 and 2024, the Company owed the balance of $474,102 and $360,858 to its directors, owed the balance of $370,302 and $290,649 to a related company, owed the balance of $362,608 and $166,423 to a related party, and advance the balance of $477 and nil from its director.

The Company has the following transactions with related parties as of the year or during the year:

			As of December 31,
Name of related party	Relationship with the Company	Nature of the transaction	2025	2024
Kong Xiao Jun	Chief Executive Officer, Chief Financial Officer and Director	Advances to the Company	$471,631	$353,967
Yang Huan	Director	Advances (from)/ to the Company	$(477)	4,420
Yunsi Liu	Director	Advances to the Company	$2,471	2,471
KHK Resources Investments Limited (Formerly known as HY Resources Investments Limited)	Shareholder	Advances to the Company	$370,302	$290,649
Wong Ka Leng	Wong Ka Leng is the legal representative of Guangzhou Xiao Xiang Health Industry Company Limited	Advances to the Company	$362,608	$166,423

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 16: CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2025 and 2024, the customers who account for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2025			December 31, 2025
		Percentage of		Accounts
	Revenues	revenues		receivable
Customer I	$163,601	50%		$-
Customer N	75,147	23%		-
Customer P	68,305	21%		-
TOTAL	$307,053	94%	Total:	-

	Year ended December 31, 2024			December 31, 2024
		Percentage of		Accounts
	Revenues	revenues		receivable
Customer D	$24,979	11%		$-
Customer G	43,743	19%		-
Customer I	101,470	43%		-
TOTAL	$170,192	73%	Total:	$-

The Company’s major customers are located in the People’s Republic of China and Hong Kong.

(b) Major vendors

For the years ended December 31, 2025 and 2024, the vendors who account for 10% or more of the Company’s purchases and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2025			December 31, 2025
		Percentage		Accounts
Vendor	Purchases	of purchases		payable
Vendor D	$142,251	62%		-
Vendor M	28,804	13%		-
Vendor Q	25172	11%		-
	196,227	86%	Total:	-

	Year ended December 31, 2024			December 31, 2024
		Percentage		Accounts
Vendor	Purchases	of purchases		payable
Vendor B	$84,954	47%		-
Vendor D	77,150	43%		-
	162,104	90%	Total:	-

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

NOTE 17: COMMITMENTS AND CONTINGENCIES

As of December 31, 2025 and 2024, the Company has no material commitments or contingencies.

NOTE 18: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control - Integrated Framework. In conducting this evaluation, management considered the lack of operations and revenue, the limited cash on hand, and the limited transactions occurring on a monthly basis. Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Management believes that the material weakness identified did not have an effect on our financial results. We are committed to continually assessing and improving our internal control processes and will continue to monitor and enhance them as the Company’s operations evolve.

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

Evaluation of Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of December 31, 2025, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position
Kong Xiao Jun	54	Chief Executive Officer, Chief Financial Officer and Director

Kong Liqi	24	Director

Yang Huan	29	Director

Yunsi Liu	38	Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Xiao Jun Kong, age 54, has served as our Chief Executive Officer, Chief Financial Officer and Director since July 13, 2019. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO., LTD and has served in that role since 2011. From 2007 to 2011, Mr. Kong was the Executive Director of the Asia Aluminum Group. Mr. Kong has experience in leading large-scale M&A and investment projects in different industries such as agriculture, film and media, and cultural tourism. Mr. Kong holds a bachelor degree in accounting from Southwestern University of Finance and Economics in Chengdu, Sichuan, China. He is also qualified as Chinese Certified Public Accountant, Certified Tax Agent, US Chartered Financial Analyst, and Fellow of the Institute of Financial Accountants UK. Mr. Kong brings to our board his experience in business development, strategic planning, and management.

Kong Liqi, age 24, was appointed to serve as a member of our Board of Directors. She currently serves as the Investments Manager of KHK Resources Investments Limited, where she provides advisory services and assists in evaluating new investment opportunities. She has served in this role since 2024. Ms. Kong graduated from New York University with a Bachelor’s degree in Mathematics and Economics and earned a Master of Applied Analytics from Columbia University. She is actively engaged in continuous professional development in the investment industry and the broader economy. Ms. Kong brings to the Board her expertise in investment analysis and strategic decision-making.

Yang Huan, age 29, was appointed to serve as a member of our Board of Directors. She currently holds the position of Executive Manager at the Company’s wholly owned subsidiary, Alpha Wellness (HK) Limited, where she provides advisory services and oversees various operational functions, including human resources, finance, vendor management, event planning, and administrative tasks. She has served in this role since August 2021. Ms. Yang graduated from Jinan University with a Bachelor’s degree in English Language and Literature, as well as a double degree in Economics (Investments). Ms. Yang brings to the Board her extensive experience in corporate operations and strategic management.

Yunsi Liu, age 38, has been a President and director of China Foods, prior to the Merger, since January 15, 2019. She currently serves as the General Manager of Dray Alliance (a venture-backed, technology startup in the trucking industry) and has served in that role since 2019. Concurrently, she is the Managing Partner of Craft and Swan, LLC. From 2015 to 2020, Ms. Yunsi Liu served in executive capacities for various startups in the Southern California region. Ms. Liu graduated from the University of Pennsylvania with a Bachelor of Science in Economics degree from the Wharton School, and a Bachelor of Arts in Philosophy degree from the College of Arts and Sciences. Ms. Liu brings to the Board her experience in finance, management and operation.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)	acted as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaged in any type of business practice; or

(iii)	engaged in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)	was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of the Common Stock and securities convertible into shares of Common Stock (together with the Common Stock, “Subject Shares”), to file with the SEC initial reports of ownership and reports of changes in ownership of Subject Shares. Directors, officers and greater than 10% beneficial owners of the Subject Shares are required by the SEC’s regulations to furnish us with copies of all forms they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2025.

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

Summary Compensation Table

						Non- Equity	All
Name and Principal				Stock	Option	Incentive Plan	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Kong Xiao Jun	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, and director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yang Huan	2025	27,704	-0-	-0-	-0-	-0-	-0-	27,704
Director of the Company and Executive Manager at the Company’s wholly owned subsidiary, Alpha Wellness (HK) Limited	2024	31,323	-0-	-0-	-0-	-0-	-0-	31,323

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2025, and 2024. The salary paid to Ms. Yang Huan represents compensation for her role as Executive Manager at Alpha Wellness (HK) Limited, a wholly owned subsidiary of the Company, and not in her capacity as a director or executive officer of the Company. Mr. Kong was paid no compensation for his roles as CEO, CFO and director for the years of 2025 and 2024. Mr. Kong agreed to take no compensation during this time frame to voluntarily reduce the financial obligation of the Company. He currently serves as the Chief Executive Officer of Guangdong HY Capital Management CO. LTD (“GHCMC”), which is not a competitor of the Company or GXXHIC. The CEO of GHCMC is a part-time position, requiring Mr. Kong to attend management meetings and Board of Director meetings, It is estimated that Mr. Kong’s service as CEO of GHCMC is very insignificant compared to his service to the Company, and these roles do not pose any conflict of interest. Mr. Kong does not hold any other positions in any other entities.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors

During our fiscal years ended December 31, 2025 and 2024, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our employee directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Non-Employee Director Fees

Our Board determines the form and amount of compensation for our non-employee directors based on informal surveys of similar companies and the amount necessary to attract and retain such directors. For the fiscal years ended December 31, 2025 and 2024, we paid each of our non-employee directors as follows:

		Fees earned or paid in cash*	Stock awards	Option awards	Non-equity incentive Plan compensation	Change in pension value and nonqualified deferred compensation	All other compensation	Total
Name	Year	($)	($)	($)	($)	earnings	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yunsi Liu	2025	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-

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

	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner (2)	Ownership (1)	Percent of Class
Officers and Directors
Xiao Jun Kong (3)	18,951,000	93.57%

All executive officers and directors as a group (1 person)	18,951,000	93.57%

Shareholders Holding In Excess of 5%
KHK Resources Investments Limited (formerly known as HY (HK) Financial Investments Co., Ltd.) (3)	5,001,000	24.69%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 14, 2026. Applicable percentage ownership is based on 20,252,309 shares of common stock outstanding as of April 14, 2026, and any shares that such person or persons has the right to acquire within 60 days of April 14, 2026, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(3)	Mr. Kong is deemed to be the beneficial owner of these 5,001,000 shares held by KHK Resources Investments Limited (formerly known as HY Resources Investments Limited). Mr. Kong is the Chief Executive Officer and majority shareholder of KHK Resources Investments Limited (formerly known as HY Resources Investments Limited).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with management and others

During the year ended December 31, 2025, there were transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Please see Note 13 above.

	As of December 31,
	2025	2024
Amount due (to) a director – Kong Xiao Jun	(471,631)	(353,967)

Amount due from/ (to) a director – Yang Huan	477	(4,420)

Amount due (to) a director – Yunsi Liu	(2,471)	(2,471)

Amount due (to) a related party - Wong Ka Leng	(362,608)	(166,423)

Amount due (to) a related company - KHK Resources Investments Limited (Formerly known as HY Resources Investments Limited)	(370,302)	(290,649)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s auditor for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $55,000 for 2025 and $60,000 for 2024.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit-related Fees: $0 for 2025 and $0 for 2024.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2025 and $0 for 2024.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2025 and $0 for 2024.

(5) The Company does not have an audit committee.

(6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet:
December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity:
For the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows:
For the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements:
For the years ended December 31, 2025 and 2024

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

Dated: April 15, 2026

By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer, Chief Financial Officer, President and Director

