Form 10-Q
period 2026-03-31
China Foods Holdings Ltd.
filed 2026-05-15
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

As of May 15, 2026, the Registrant had 20,252,309 shares of common stock issued and outstanding.

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

For more information on these risks and other risks relating to our company, please see our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCAA”), was enacted on December 18, 2020. The HFCAA requires that the Public Company Accounting Oversight Board (the “PCAOB”) determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. Our auditor through April 9, 2024, HKCM & CPA Co., is based in Hong Kong and is subject to the determinations announced by the PCAOB on December 16, 2021 and the HFCAA. On April 9, 2024, the Company engaged an auditor, Olayinka Oyebola and Co., a PCAOB approved auditing firm based in Lagos, Nigeria. On October 17, 2024, the Company engaged a new auditor J&S Associate PLT a PCAOB approved auditing firm based in Kuala Lumpur, Malaysia. On March 5, 2026, J&S Associate PLT had resigned as the Company’s auditor. On March 20, 2026, the Company engaged a new auditor BZ CPA Inc as its new auditor which is a PCAOB approved auditing firm based in Dallas, Texas USA. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, the Company was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” Since our auditor at the time was located in Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor was not currently inspected by the PCAOB. The HFCAA states that if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. The related risks and uncertainties could cause the value of our shares to significantly decline or be worthless.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$9,806	$9,893
Prepayments, deposits and other receivables	109,104	108,388
Inventories, net	39,737	39,255
Amount due from a director	-	477
Income tax refundable	5,309	4,930
Total Current Assets	163,956	162,943

Non-Current Assets
Plant and equipment, net	26,217	27,860
Right of use assets, net	17,972	20,425
Intangible assets, net	1,562	1,662
Total Non-Current Assets	45,751	49,947

TOTAL ASSETS	$209,707	$212,890

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities and other payables	$62,062	$58,680
Customer deposits	206,230	204,245
Lease liabilities	11,193	10,920
Amount due to directors	494,507	474,102
Amount due to a related company	370,369	370,302
Amount due to related parties	398,583	362,608
Total Current Liabilities	1,542,944	1,480,857

Non Current Liabilities
Lease liabilities	6,779	9,504
Total Liabilities	1,549,723	1,490,361

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,025	2,025

Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(40,583)	(39,635)
Accumulated deficit	(2,591,813)	(2,530,216)
Total Stockholders’ Deficit	(1,340,016)	(1,277,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,707	$212,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue, net	$253	$41

Cost of revenue	(24)	(16)

Gross profit	229	25

Operating expenses
Selling and distribution expenses	224	5,082
General and administrative expenses	61,603	98,684
Total operating expenses	61,827	103,766

Loss from operation	(61,598)	(103,741)

Other income:
Interest income	1	4
Sundry income	-	182
Total other income	1	186

Loss before income tax	(61,597)	(103,555)

Income tax expenses	-	-

NET LOSS	$(61,597)	$(103,555)

Other comprehensive loss
Foreign currency adjustment loss	(948)	(591)

COMPREHENSIVE LOSS	$(62,545)	$(104,146)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2026
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
Balance at January 1, 2026	20,252,309	$2,025	$1,290,355	$(2,530,216)	$(39,635)	$(1,277,471)

Net loss for the period	-	-	-	(61,597)	-	(61,597)

Foreign currency translation adjustment	-	-	-	-	(948)	(948)

Balance at March 31, 2026	20,252,309	2,025	1,290,355	(2,591,813)	(40,583)	(1,340,016)

	For the three months ended March 31, 2025
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Share	Amount	capital	deficit	loss	deficit
Balance at January 1, 2025	20,252,309	$2,025	$1,290,355	$(2,131,544)	$(11,643)	$(850,807)

Net loss for the period	-	-	-	(103,555)	-	(103,555)

Foreign currency translation adjustment	-	-	-	-	(591)	(591)

Balance at March 31, 2025	20,252,309	2,025	1,290,355	(2,235,099)	(12,234)	(954,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(61,597)	$(103,555)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	1,752	1,747
Depreciation of right of use assets	2,719	-
Amortization of intangible assets	122	116
Non-cash lease expense	235	-
	(56,769)	(101,692)
Change in operating assets and liabilities:
Prepayments, deposits and other receivables	(716)	(14,729)
Inventories	(482)	(23,559)
Accrued liabilities and other payables	3,382	1,656
Customer deposits	1,985	43,362
Lease liabilities	(2,954)	-
Income tax refundable	(379)	(5,908)
Net cash used in operating activities	(55,933)	(100,870)

Cash flows from financing activities:
Advance from related parties	36,452	44,184
Advance from directors	20,405	34,553
Advance from a related company	67	7,205
Net cash provided by financing activities	56,924	85,942

Foreign currency translation adjustment	(1,078)	(641)

Net change in cash and cash equivalents	(87)	(15,569)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,893	39,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,806	$23,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on April 15, 2026.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2026 and December 31, 2025, there was no allowance for doubtful accounts.

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

As of March 31, 2026 and December 31, 2025, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Furniture, fixture and equipment	3 years	5%
Motor vehicle	3 to 4 years	5%-10%
Leasehold improvement	2 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2026 and 2025 were $1,752 and $1,747, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028 and 2029.

Amortization expense for the three months ended March 31, 2026 and 2025 were $122 and $116, respectively.

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

Healthcare Business mainly provides health consulting advisory services and healthcare and wellness products to customers.

Revenue is earned from the rendering of health consulting advisory services to customers. The Company recognizes services revenue over the period in which such services are performed. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The sale and distribution of healthcare products, such as (i) Nutrition Catering (ii) Special Health Food (iii) Health Supplement and (iv) Skincare, is the only performance obligation under the fixed-fee arrangements. Revenue is recognized when control of healthcare products transfers to the customer, typically upon delivery, if that is the point at which the performance obligation is satisfied. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to customers. The Company records its cost including taxes.

Wine Business mainly provides wine products to customers. Revenue is recognized from the sale of wine products upon delivery to customers, whereas the title and risk of loss are fully transferred to customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025

Sale of wine products	$176	$-
Sales of healthcare products	77	41

TOTAL	$253	$41

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

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the three months ended March 31, 2026 and 2025:

	2026	2025
Period-end HK$:US$ exchange rate	0.12763	0.12855
Period average HK$:US$ exchange rate	0.12784	0.12850
Period-end RMB:US$ exchange rate	0.14467	0.13766
Period average RMB:US$ exchange rate	0.14481	0.13762

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021, on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company’s cash balance as of March 31, 2026, was $9,806, as compared to $9,893 as of December 31, 2025, it was decreased by $87. The current liabilities exceeded current assets by $1,378,988, the Company had an accumulated deficit of $2,591,813. The Company has assessed its ability to continue as a going concern for the 12 months following the issuance of these financial statements. Based on this assessment, management has concluded that the going concern basis of accounting remains appropriate.

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

	Three months ended March 31, 2026
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$77	$-	$77
Sale of wine products	-	176	176
Total revenue	77	176	253

Cost of revenue:
Sale of healthcare products	(14)	-	(14)
Sale of wine products	-	(10)	(10)
Total cost of revenue	(14)	(10)	(24)

Gross profit	63	166	229

Operating expenses:
Selling and distribution	(45)	(179)	(224)
General and administrative	(12,321)	(49,282)	(61,603)
Total operating expenses	(12,366)	(49,461)	(61,827)

Segment loss	$(12,303)	$(49,295)	$(61,598)

	Three months ended March 31, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$41	$–	$41
Sale of wine products	–	-	-
Total revenue	-	-	41

Cost of revenue:
Sale of healthcare products	(16)	–	(16)
Sale of wine products	–	-	-
tal cost of revenue	(16)	-	(16)

Gross profit	25	-	25

Operating Expenses
Selling and distribution	-	(5,082)	(5,082)
General and administrative	(19,737)	(78,947)	(98,684)
Total operating expenses	(19,737)	(84,029)	(103,766)

Segment loss	$(19,712)	$(84,029)	$(103,741)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025

Hong Kong	$-	$-
China	253	41

TOTAL	$253	$41

NOTE 5 – DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31, 2026	December 31, 2025
		(Audited)
Prepayment	$82,079	$81,672
Purchase deposits	14,506	14,322
Rental and utility deposits	10,887	10,925
Other receivables	1,632	1,469
	$109,104	$108,388

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
		(Audited)
Finished goods – Wine products	$13,252	$13,094
Finished goods – Healthcare products	26,485	26,161
	$39,737	$39,255

For the three months ended March 31, 2026 and year ended December 31, 2025, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – PLANT AND EQUIPMENT

	March 31, 2026	December 31, 2025
		(Audited)
Motor vehicle	$300,841	$291,197
Furniture, fixture and equipment	15,630	15,023
Foreign translation difference, net	2,828	10,251
	319,299	316,471

Less: accumulated depreciation	(290,363)	(278,944)
Foreign translation difference, net	(2,719)	(9,667)
Plant and equipment. net	$26,217	$27,860

Depreciation expenses for the three months ended March 31, 2026 and 2025 were $1,752 and $1,747, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy the customers, or to return the funds, within twelve months.

As of March 31, 2026 and December 31, 2025, the deposit received from customers was $206,230 and $204,245, respectively. Regarding subsequent utilization, there was no utilization in 2026 and 2025.

NOTE 9 – AMOUNTS DUE TO DIRECTORS, A RELATED COMPANY AND A RELATED PARTY

The amounts represented temporary advances to the Company by its directors, its related company and its related party which were unsecured, interest-free and had no fixed terms of repayments.

NOTE 10 – LEASE

The Company has a lease agreement for its warehouse from November 1, 2025, to October 31, 2027. The Operating lease right -of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Discount rate used to calculate present value is the incremental borrowing rate or, if available, the rate implicit in the lease. The company determines the incremental borrowing rate for this lease based primarily on its lease term in PRC which is approximately 4.75%.

The Company leased a warehouse under a non-cancelable operating lease with a term of two years. Under the terms of the lease agreement, the Company may apply for a renewal three months prior to the expiration of the lease term, subject to the Landlord’s consent. Upon termination of the lease, the Landlord has agreed to refund the security deposit, provided that the original deposit receipt is returned.

Right of use assets and lease liability – right of use are as follows:

	March 31, 2026	December 31, 2025
		(Audited)
Right-of-use assets	$17,972	$20,425

The lease liability is as follows:

	March 31, 2026	December 31, 2025
		(Audited)
Current portion	$11,193	$10,920
Non-current portion	6,779	9,504

Total	$17,972	$20,424
Total lease liability	$17,972	$20,424

The future minimum lease payment schedule as follows:

For the year ended March 31,	Amount
2027	$11,193
2028	6,779
Total lease payment at Present Value	$17,972

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

As of March 31, 2026 and December 31, 2025, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 12 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025.

	Three Months ended March 31,
	2026	2025
Net loss attributable to common shareholders	$(61,597)	$(103,555)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

For the three months ended March 31, 2026 and 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 13 – INCOME TAXES

The provision for income taxes consisted of the following:

Three months ended March 31,
	2026	2025

Current tax	$-	$-
Deferred tax	-	-
Income tax expense	$-	$-

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

For the three months ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026 and December 31, 2025, the Company has not accrued any penalties on uncertain tax positions.

As of March 31, 2026, the operation in the United States incurred $190,879 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025

Loss before income tax	$(18,977)	$(41,424)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(1,566)	(3,417)
Tax adjustments	-	-
Net operating loss	1,566	3,417
Income tax expense	$-	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025

Loss before income taxes	$(33,794)	$(54,945)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(8,449)	(13,736)
Net operating loss	8,449	13,736
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$190,879	189,025
- Hong Kong	44,182	42,616
- PRC	456,501	448,052
	691,562	679,693
Less: valuation allowance	(691,562)	(679,693)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of March 31, 2026 and December 31, 2025.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14 – PENSION COSTS

The Company is required to make contributions to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in the People’s Republic of China and mandatory provident funds for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wage level. For the three months ended March 31, 2026 and 2025, $2,671 and $3,022 contributions were made accordingly.

NOTE 15 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors, related party and related company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2026 and December 31, 2025, the Company owed the balance of $494,507 and $474,102 to its directors, owed the balance of $370,369 and $370,302 to a related company, and owed the balance of $398,583 and $362,608 to a related party and advance the balance of nil and $477 from its director.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 16 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2026 and 2025, the customer who accounts for 10% or more of the Company’s revenues, are presented as follows:

	Three months ended March 31, 2026
		Percentage of
	Revenues	revenues
Customer D	$77	30%
Customer M	176	70%
	253	100%

	Three months ended March 31, 2025
		Percentage of
	Revenues	revenues
Customer D	$41	100%

(b) Major vendors

For the three months ended March 31, 2026 and 2025, the vendors that account for 10% or more of the Company’s purchases, are presented as follows:

	Three months ended March 31, 2026
		Percentage
Vendor	Purchases	of purchases
Vendor A	$14	58%
Vendor L	$10	42%
	24	100%

	Three months ended March 31, 2025
		Percentage
Vendor	Purchases	of purchases
Vendor B	$16	100%

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2026, the Company has no material commitments or contingencies.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue, net	$253	$41
Cost of revenue	(24)	(16)
Gross profit	229	25
Total operating expenses	(61,827)	(103,766)
Total other income	1	186
Loss before income tax	(61,597)	(103,555)
Income tax expenses	-	-
Net loss	(61,597)	(103,555)

Revenue. For the three months ended March 31, 2026, we generated revenues of $253. For the comparative three months ended March 31, 2025, we generated revenues of $41. There was an increase in revenue because of the increase in sales of wine products during the quarter.

Cost of Revenue. For the three months ended March 31, the cost of revenue was $24, and as a percentage of net revenue, approximately 9%, the cost of revenue for the three months ended March 31, 2025 was $16, and as a percentage of net revenue, approximately 39%. The cost of revenue increased due to the increase in sales of wine products in China mentioned above.

Gross Profit. For the three months ended March 31, 2026 and 2025, the gross profit was $229 and $25, respectively, the gross profit margin was 91% and 61%, respectively.

Operating Expenses. For the three months ended March 31, 2026 and 2025, the operating cost was $61,827 and $103,766, respectively. The decrease in operating expenses was primarily due to effective cost control by management.

Other Income. For the three months ended March 31, 2026 and 2025, the total other income was $1 and $186, respectively. The total other income decreased due to less interest income during the period ended March 31, 2026 compared to the period ended March 31, 2025.

Net Loss. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $61,597 and $103,555, respectively. The decrease in net loss was primarily attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $9,806.

As of December 31, 2025, we had cash and cash equivalents of $9,893.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2026	2025
Net cash (used in) operating activities	$(55,933)	$(100,870)
Net cash provided by financing activities	56,924	85,942

Net Cash Used In Operating Activities.

For the three months ended March 31, 2026, net cash used in operating activities was $55,933, which primarily consisted of a net loss of $61,597, non-cash adjustments of depreciation of plant and equipment of $1,752, non-cash adjustments of depreciation of right of use assets of $2,719, amortization of intangible asset of $122, non-cash lease expense of $235, increase in deposits and other receivables of $716, increase in inventories of $482, increase in accrued liabilities and other payables of $3,382, increase in customer deposits of $1,985, decease in lease liabilities of 2,954 and increase in income tax refundable of $379.

For the three months ended March 31, 2025, net cash used in operating activities was $100,870, which primarily consisted of a net loss of $103,555, non-cash adjustments of depreciation of plant and equipment of $1,747, amortization of intangible asset of $116, increase in deposits and other receivables of $14,729, increase in inventories of $23,559, increase in accrued liabilities and other payables of $1,656, increase in customer deposits of $43,362 and increase in income tax refundable of $5,908.

We expect to continue to rely on cash generated through financing from our existing stockholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash provided by Financing Activities.

For the three months ended March 31, 2026, net cash provided by financing activities was $36,452 advance from related parties, $20,405 advanced from directors and $67 advanced from a related company.

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

The Company’s accounting policies are more fully described in Note 1 and 2 of the unaudited condensed consolidated financial statements. As discussed in Note 1 and 2, the preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2026.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2026, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. Management has indicated they do not, at this time, intend to pursue the defaults.

Item 4. Mine Safety Disclosure

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

Exhibits No.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Foods Holdings Ltd.

Dated: May 15, 2026	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

