Form 10-Q
period 2026-06-30
China Foods Holdings Ltd.
filed 2026-08-14
CIK 1310630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026, or

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

As of August 14, 2026, the Registrant had 20,252,309 shares of common stock issued and outstanding.

No documents are incorporated into the text by reference.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Balance Sheets

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$15,923	$9,893
Prepayments, deposits and other receivables	112,228	108,388
Inventories, net	40,407	39,255
Amount due from a director	-	477
Income tax refundable	5,339	4,930
Total Current Assets	173,897	162,943

Non-Current Assets
Plant and equipment, net	24,708	27,860
Right of use assets, net	15,479	20,425
Intangible assets, net	1,465	1,662
Total Non-Current Assets	41,652	49,947

TOTAL ASSETS	$215,549	$212,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$30,511	$58,680
Customer deposits	209,708	204,245
Lease Liabilities	11,517	10,920
Amount due to directors	518,245	474,102
Amount due to a related company	415,509	370,302
Amount due to related parties	440,331	362,608
Total Current Liabilities	1,625,821	1,480,857

Non Current Liabilities
Lease liabilities	3,962	9,504
Total Liabilities	1,629,783	1,490,361

Stockholders’ (Deficit) Equity
Common stock $0.0001 par value, 100,000,000 shares authorized, 20,252,309 and 20,252,309 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,025	2,025
Additional paid-in capital	1,290,355	1,290,355
Accumulated other comprehensive loss	(51,051)	(39,635)
Accumulated deficit	(2,655,563)	(2,530,216)
Total Stockholders’ Deficit	(1,414,234)	(1,277,471)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,549	$212,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue, net	2	142,214	255	142,255

Cost of revenue	-	(126,654)	(24)	(126,670)

Gross profit	2	15,560	231	15,585

Operating expenses:
Selling and distribution expenses	2	30	226	5,112
General and administrative expenses	63,752	112,885	125,355	211,569
Total operating expenses	63,754	112,915	125,581	216,681

Loss from operation	(63,752)	(97,355)	(125,350)	(201,096)

Other Income:
Interest income	2	2	3	6
Sundry income	-	1	-	183
Total other income	2	3	3	189

Loss before income tax	(63,750)	(97,352)	(125,347)	(200,907)

Income tax expense	-	-	-	-

NET LOSS	(63,750)	(97,352)	(125,347)	(200,907)

Other comprehensive loss:
Foreign currency adjustment loss	(10,468)	(4,852)	(11,416)	(5,443)

Comprehensive loss	(74,218)	(102,204)	(136,763)	(206,350)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common share
Basic and diluted	20,252,309	20,252,309	20,252,309	20,252,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three and six months ended June 30, 2026
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2026	20,252,309	2,025	1,290,355	(2,530,216)	(39,635)	(1,277,471)

Net loss for the period	-	-	-	(61,597)	-	(61,597)

Foreign currency translation adjustment	-	-	-	-	(948)	(948)

Balance at March 31, 2026	20,252,309	2,025	1,290,355	(2,591,813)	(40,583)	(1,340,016)

Net loss for the period	-	-	-	(63,750)	-	(63,750)

Foreign currency translation adjustment	-	-	-	-	(10,468)	(10,468)

Balance at June 30, 2026	20,252,309	2,025	1,290,355	(2,655,563)	(51,051)	(1,414,234)

	For the three and six months ended June 30, 2025
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholders’
	Share	Amount	capital	deficit	loss	deficit
		$	$	$	$	$

Balance at January 1, 2025	20,252,309	2,025	1,290,355	(2,131,544)	(11,643)	(850,807)

Net loss for the period	-	-	-	(103,555)	-	(103,555)

Foreign currency translation adjustment	-	-	-	-	(591)	(591)

Balance at March 31, 2025	20,252,309	2,025	1,290,355	(2,235,099)	(12,234)	(954,953)

Net loss for the period	-	-	-	(97,352)	-	(97,352)

Foreign currency translation adjustment	-	-	-	-	(4,852)	(4,852)

Balance at June 30, 2025	20,252,309	2,025	1,290,355	(2,332,451)	(17,086)	(1,057,157)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Foods Holdings Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(125,347)	$(200,907)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	3,504	3,489
Depreciation of right of use asset	5,513	-
Amortization of intangible assets	245	232
Non-cash lease expense	441	-
	(115,644)	(197,186)
Change in operating assets and liabilities:
Accounts receivables	-	-
Prepayments, deposits and other receivables	(3,840)	157,061
Inventories	(1,152)	(43,295)
Accounts payable	-	-
Accrued liabilities and other payables	(28,169)	1,500
Customer deposits	5,463	(96,118)
Lease liabilities	(5,954)	-
Income tax refundable	(409)	(8,575)
Net cash used in operating activities	(149,705)	(186,613)

Cash flows from investing activities:
Purchase of plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advance from related parties	78,200	106,040
Advance from directors	44,143	96,082
Advance from a related company	45,207	14,427
Net cash provided by financing activities	167,550	216,549

Foreign currency translation adjustment	(11,815)	(5,559)

Net change in cash and cash equivalents	6,030	24,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,893	39,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,923	$63,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include:

●	inventory;

●	estimated lives for tangible and intangible assets; and

●	valuation allowance for deferred tax asset

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of the fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2026 and December 31, 2025, there was no allowance for doubtful accounts.

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

As of June 30, 2026 and December 31, 2025, there was no allowance for expected credit losses.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in, first-out method. Costs include material and manufacturing overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2026 and December 31, 2025, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2026, were $1,752 and $3,504, respectively, and for the three and six months ended June 30, 2025, were $1,742 and $3,489, respectively.

Intangible assets

Intangible assets represented trademarks of their products and are stated at cost less accumulated amortization and any recognized impairment loss.

Amortization is provided over the term of their registrations on a straight-line basis, which is 10 years and will expire in 2028 and 2029.

Amortization expense for the three and six months ended June 30, 2026, were $123 and $245, respectively, and for the three and six months ended June 30, 2025, were $116 and $232, respectively.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

Wine Business mainly provides wine products to customers. Revenue is recognized from the sale of wine products upon delivery to customers, when the title and risk of loss are fully transferred to customers. The Company records its revenues, net of value added taxes (“VAT”) on the majority of the products at the rate of 13% on the invoiced value of sales. The cost, such as shipping cost and material cost, is recognized when the product is delivered to customers. The Company records its cost including taxes.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Sales of healthcare products	$-	$142,130	$77	$142,171
Sales of wine products	2	84	178	84

TOTAL	$2	$142,214	$255	$142,255

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong SAR and the PRC and maintains its books and record in its local currency, Hong Kong Dollars (“HK$”) and Renminbi (“RMB”), which is a functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HK$ and RMB into US$ has been made at the following exchange rates for the six months ended June 30, 2026, and 2025:

	2026	2025
Period-end HK$:US$ exchange rate	0.12751	0.12738
Period average HK$:US$ exchange rate	0.12770	0.12822
Period-end RMB:US$ exchange rate	0.14711	0.13941
Period average RMB:US$ exchange rate	0.14593	0.13809

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company’s cash balance as of June 30, 2026, was $15,923, as compared to $9,893 as of December 31, 2025, it was increased by $6,030. The current liabilities exceeded current assets by $1,451,924, the Company had an accumulated deficit of $2,655,563. The Company has assessed its ability to continue as a going concern for the 12 months following the issuance of these financial statements. Based on this assessment, management has concluded that the going concern basis of accounting remains appropriate.

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

NOTE 4 – SEGMENT REPORTING

Currently, the Company has two reportable business segments:

(i)	Healthcare Segment, mainly provides health consulting advisory services and healthcare and wellness products to its customers; and

(ii)	Wine Segment, mainly provides wine products to its customers.

In the following table, revenue is disaggregated by primary major product line, including a reconciliation of the disaggregated revenue with the reportable segments.

	Three months ended June 30, 2026
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$-	$-	$-
Sale of wine products	-	2	2
Total revenue	-	2	2

Cost of revenue:
Sale of healthcare products	-	-	-
Sale of wine products	-	-	-
Total cost of revenue	-	-	-

Gross profit	-	2	2

Operating expenses:
Selling and distribution	-	(2)	(2)
General and administrative	(12,750)	(51,002)	(63,752)
Total operating expenses	(12,750)	(51,004)	(63,754)

Segment loss	$(12,750)	$(51,002)	$(63,752)

	Three months ended 30 June, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$142,130	$-	$142,130
Sale of wine products	-	84	84
Total revenue	142,130	84	142,214

Cost of revenue:
Sale of healthcare products	(126,649)	-	(126,649)
Sale of wine products	-	(5)	(5)
Total cost of revenue	(126,649)	(5)	(126,654)

Gross profit	15,481	79	15,560

Operating expenses:
Selling and distribution	(30)	-	(30)
General and administrative	(22,577)	(90,308)	(112,885)
Total operating expenses	(22,607)	(90,308)	(112,915)

Segment loss	$(7,126)	$(90,229)	$(97,355)

	Six months ended June 30, 2026
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	$77	$-	$77
Sale of wine products	-	178	178
Total revenue	77	178	255

Cost of revenue:
Sale of healthcare products	(14)	-	(14)
Sale of wine products	-	(10)	(10)
Total cost of revenue	(14)	(10)	(24)

Gross profit	63	168	231

Operating Expenses
Selling and distribution	(45)	(181)	(226)
General and administrative	(25,071)	(100,284)	(125,355)
Total operating expenses	(25,116)	(100,465)	(125,581)

Segment loss	$(25,053)	$(100,297)	$(125,350)

	Six months ended June 30, 2025
	Healthcare Segment	Wine Segment	Total
Revenue from external customers:
Sale of healthcare products	142,171	$-	$142,171
Sale of wine products	-	84	84
Total revenue	142,171	84	142,255

Cost of revenue:
Sale of healthcare products	(126,665)	-	(126,665)
Sale of wine products	-	(5)	(5)
Total cost of revenue	(126,665)	(5)	(126,670)

Gross profit	15,506	79	15,585

Operating Expenses
Selling and distribution	(1,022)	(4,090)	(5,112)
General and administrative	(42,314)	(169,255)	(211,569)
Total operating expenses	(43,336)	(173,345)	(216,681)

Segment loss	$(27,830)	$(173,266)	$(201,096)

The revenues are based on the countries in which the customer is located. For the three and six months ended June 30, 2026, and 2025, all revenues reported are derived from customers located in China.

NOTE 5 – PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayment, deposits and other receivables consisted of the following:

	June 30, 2026	December 31, 2025
		(Audited)
Prepayments	$83,462	$81,672
Purchase deposits	14,792	14,322
Rental and utility deposits	10,990	10,925
Other receivables	2,984	1,469
	$112,228	$108,388

Purchase deposits represented deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
		(Audited)
Finished goods – Wine products	$13,476	$13,094
Finished goods – Healthcare products	26,931	26,161
	$40,407	$39,255

For the six months ended June 30, 2026, and year ended December 2025, no allowance for obsolete inventories was recorded by the Company.

NOTE 7 – PLANT AND EQUIPMENT

	June 30, 2026	December 31, 2025
		(Audited)
Motor vehicle	$300,841	$291,197
Furniture, fixture and equipment	15,630	15,023
Foreign translation difference, net	7,102	10,251
	323,573	316,471

Less: accumulated depreciation	(292,115)	(278,944)
Foreign translation difference, net	(6,750)	(9,667)
Plant and equipment. net	$24,708	$27,860

Depreciation expenses for the six months ended June 30, 2026 and 2025 were $3,504 and $3,489, respectively.

NOTE 8 – CUSTOMER DEPOSITS

Customer deposits represented cash paid to the Company from the customers, for which the Company has an obligation to deliver the orders to satisfy with the customers, or to return the funds, within twelve months.

As of June 30, 2026, and December 31, 2025, the deposit received from customers was $209,708 and $204,245, respectively.

NOTE 9 – AMOUNTS DUE TO DIRECTORS AND A RELATED COMPANY

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

Right of use assets and lease liability – right of use are as follows:

	June 30, 2026	December 31, 2025
		(Audited)
Right-of-use assets	$15,479	$20,425

The lease liability is as follows:

	June 30, 2026	December 31, 2025
		(Audited)
Current portion	$11,517	$10,920
Non-current portion	3,962	9,504

Total	$15,479	$20,424
Total lease liability	$15,479	$20,424

The future minimum lease payment schedule as follows:

For the year ended June 30,	Amount
2027	$11,517
2028	3,962
Total operating lease liabilities	$15,479

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

As of June 30, 2026, and December 31, 2025, a total of 20,252,309 and 20,252,309 outstanding shares of common stock were issued, respectively.

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

NOTE 12 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
	2026	2025
Net loss attributable to common shareholders	$(125,347)	$(200,907)

Weighted average common shares outstanding – Basic and diluted	20,252,309	20,252,309

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

For the six months ended June 30, 2026 and 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

For the six months ended June 30, 2026 and 2025 the income tax expense was $0 and $0, respectively. As of June 30, 2026, and December 31, 2025, the Company has not accrued any penalties on uncertain tax positions.

As of June 30, 2026, the operation in the United States incurred $192,732 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income.

BVI

ECGL is incorporated in the British Virgin Islands and is not subject to taxation. In addition, upon payments of dividends by these entities to their shareholder, no British Virgin Islands withholding tax will be imposed.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2026, and 2025 is as follows:

	Six months ended June 30,
	2026	2025

Loss before income tax	$(37,634)	$(94,235)
Statutory income tax rate	8.25%	8.25%
Income tax expense at statutory rate	(3,105)	(7,774)
Tax adjustments	-	-
Net operating loss	3,105	7,774
Income tax expense	$-	$-

The PRC

The Company’s subsidiary operating in the PRC is subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2026 and 2025is as follows:

	Six months ended June 30,
	2026	2025

Loss before income taxes	$(70,060)	$(93,326)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(17,515)	(23,082)
Net operating loss	17,515	23,082
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$192,732	189,025
- Hong Kong	45,721	42,616
- PRC	465,567	448,052
	704,020	679,693
Less: valuation allowance	(704,020)	(679,693)
Deferred tax assets, net	$-	$-

The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in the income tax provision. There were no reserves for unrecognized tax benefits and no accrued interest related to uncertain tax positions as of June 30, 2026, and December 31, 2025.

The Company files income tax returns in U.S. federal, U.S. state and foreign jurisdictions. With some exceptions, most tax years remain open to examination by the taxing authorities due to the Company’s NOL carryforwards.

NOTE 14 – RELATED PARTY TRANSACTIONS

From time to time, the Company’s director and related company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2026, and December 31, 2025, the Company owed the balance of $518,245 and $474,102 to its directors, owed the balance of $415,509 and $370,302 to a related company, and owed the balance of $440,331 and $362,608 to a related party.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 15 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2026, there is no single customer who accounted for 10% of more of the Company’s revenues. For the six months ended June 30, 2026, two customers accounted for approximately 30% and 70 % of the Company’s revenues, total amounting to $255.

For both the three and six months ended June 30, 2025, two customers accounted for approximately 51% and 49 % of the Company’s revenues, amounting to $72,586 and $69,460, respectively.

All the Company’s customers are located in the PRC.

(b) Major vendors

For the three months ended June 30, 2026, there is no single vendor who accounted for 10% of more of the Company’s purchases. For the six months ended June 30, 2026, two vendors accounted for approximately 58% and 42 % of the Company’s purchases, total amounting to $24.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2026, the Company has no material commitments or contingencies.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company issued the unaudited condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Revenue, net	$2	$142,214
Cost of revenue	-	(126,654)
Gross profit	2	15,560
Total operating expenses	(63,754)	(112,915)
Total other income	2	3
Loss before income tax	(63,750)	(97,352)
Income tax expense	-	-
Net loss	(63,750)	(97,352)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Revenue, net	$255	$142,255
Cost of revenue	(24)	(126,670)
Gross profit	231	15,585
Total operating expenses	(125,581)	(216,681)
Total other income	3	189
Loss before income tax	(125,347)	(200,907)
Income tax expense	-	-
Net loss	(125,347)	(200,907)

Revenue. For the three and six months ended June 30, 2026, we generated revenues of $2 and $255, respectively. For the comparative three and six months ended June 30, 2025, we generated revenues of $142,214 and $142,255, respectively. There was a significant decrease in revenue because of a reducing demand in healthcare products during the period.

Cost of Revenue. For the three and six months ended June 30, 2026, the cost of revenue was $0 and $24, respectively, and as a percentage of net revenue, approximately 0% and 9%, Cost of revenue for the three and six months ended June 30, 2025, was $126,654 and $126,670, respectively, and as a percentage of net revenue, approximately 89% and 89%, respectively. The decrease in cost of revenue was in line with the drop in revenue during the period.

Gross Profit. For the three months ended June 30, 2026, and 2025, the gross profit was $2 and $15,560, respectively, the gross profit margin was 100% and 11%, respectively. For the six months ended June 30, 2026, and 2025, the gross profit was $231 and $15,585, respectively, the gross profit margin was 90% and 11%, respectively.The decrease in gross profit amount was due to lower sales volumes during the period. Cost of revenue decreased in step with reduced sales activity, as direct manufacturing and product costs were aligned with current demand levels. Consequently, cost of revenue was nominal for the three and six months ended June 30, 2026, resulting in gross margins of 100.0% and 90%, respectively.

Operating Expenses. For the three and six months ended June 30, 2026, the operating cost was $63,754 and $125,581, respectively, and while for the three and six months ended June 30, 2025, was $112,915 and $216,681, respectively. The operating expenses decreased due to a decrease in selling expenses and better control in administrative expenses.

Other Income. For the three and six months ended June 30, 2026, the total other income was $2 and $3, respectively and for the three and six months ended June 30, 2025 was $3 and $189, respectively. Other income decreased due to a decrease in receipt of bank interest income.

Net Loss. For the three and six months ended June 30, 2026, we incurred a net loss of $63,750 and $125,347, respectively and for the three and six months ended June 30, 2025, we incurred a net loss of $97,352 and $200,907, respectively. The decrease in net loss was primarily attributable to the significant decrease in administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $15,923.

As of December 31, 2025, we had cash and cash equivalents of $9,893.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(149,705)	$(186,613)
Net cash used in investing activities	-	-
Net cash provided by financing activities	167,550	216,549

Operating Activities.

For the six months ended June 30, 2026, net cash used in operating activities was $149,705 which primarily consisted of a net loss of $125,347, non-cash adjustments of depreciation of plant and equipment of $3,504, non-cash adjustments of depreciation of right of use assets of $5,513, amortization of intangible asset of $245, non-cash lease expense of $441, increase in deposits and other receivables of $3,840, increase in inventories of $1,152, decrease in accrued liabilities and other payables of $28,169, increase in customer deposits of $5,463, decrease in lease liabilities of $5,954 and increase in income tax refundable of $409.

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

Investing Activities.

For the six months ended June 30, 2026, and 2025, net cash used in investing activities was $0 and $0, which was movement during the period.

Financing Activities.

For the six months ended June 30, 2026, and 2025, net cash provided by financing activities was $167,550 and $216,549, which primarily consisted of advances from a director, related parties and a related company.

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

Item 2. Unregistered Sales of Equity Securities and Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three and six months ended June 30, 2026.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2026, we have not purchased any equity securities nor have any officers or directors of the Company.

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

China Foods Holdings Ltd.

Dated: August 14, 2026	By:	/s/ Kong Xiao Jun
Kong Xiao Jun
Chief Executive Officer & Chief Financial Officer

